Form 10-Q
period 1996-03-31
HALLWOOD CONSOLIDATED RESOURCES CORP
filed 1996-05-14
CIK 883953

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
   X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

           TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19931


                   HALLWOOD CONSOLIDATED RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)



            DELAWARE
 (State or other jurisdiction                  84-1176750
 ofincorporation or                         (I.R.S. Employer
 organization)                            Identification Number)
 4582 SOUTH ULSTER STREET
 PARKWAY, SUITE 1700
 DENVER, COLORADO                                 80237
 (Address of principal                           (Zip Code)
 executive offices)

Registrant's telephone number, including area code:
(303) 850-7373

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No


Shares of Common Stock outstanding at May 10, 1996                     1,004,847








PART I.  FINANCIAL  INFORMATION
ITEM 1.  FINANCIAL  STATEMENTS

                 HALLWOOD  CONSOLIDATED  RESOURCES  CORPORATION
                                 BALANCE  SHEETS
                                   (Unaudited)
                          (In thousands except Shares)

                                      March 31,     December 31,
                                         1996          1995


 CURRENT ASSETS
 Cash and cash equivalents          $     91       $  1,139
 Accrued oil and gas sales             2,899          2,674
 Due from affiliates                     350            381
 Prepaid and other assets                 69            111

 Current assets of affiliates          4,935          4,007
                                      -------        -------
 Total current assets                  8,344          8,312
                                      -------        -------

 PROPERTY, PLANT AND EQUIPMENT, at
 cost
 Oil and gas properties (full cost
 method)
 Proved oil and gas properties       270,146        268,152
 Unproved mineral interests -
 domestic                                693            571
                                     -------        -------
 Total                               270,839        268,723
 Less - accumulated depreciation,
 depletion, amortization and
 property impairment                (205,847)      (203,290)
                                    ---------      ---------
 Net property, plant and equipment    64,992         65,433
                                      -------        -------

 OTHER ASSETS
   Noncurrent assets of
   affiliates                             197            194
                                      -------         -------

 TOTAL ASSETS                       $ 73,533       $ 73,939
                                      =======        =======






                   HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)
                          (In thousands except Shares)


                                      March 31,     December 31,
                                        1996            1995

 CURRENT LIABILITIES
 Accounts payable and accrued
 liabilities                        $  2,290       $  3,675
 Current portion of contract
 settlement obligation                                  143
 Current liabilities of affiliates     4,182         11,696
                                      -------        -------
 Total current liabilities             6,472         15,514
                                      -------        -------

 NONCURRENT LIABILITIES
 Contract settlement obligation          901            904
 Long-term debt                       13,000         12,000
 Long-term obligations of
 affiliates                           15,985          8,740
 Deferred liability                      137            146
                                      -------        -------
 Total noncurrent liabilities         30,023         21,790
                                      -------        -------

 Total liabilities                    36,495         37,304
                                      -------        -------

 STOCKHOLDERS' EQUITY
 Common stock par value $.01;
 2,000,000 shares authorized;
 1,004,847 and 1,087,763 shares
 issued at 1996 and 1995,
 respectively                            111            111
 Additional paid in capital           80,414         81,730
 Accumulated deficit                 (39,626)       (41,376)
 Treasury stock - 85,191 and
 83,980 shares at 1996 and 1995,
 respectively                         (3,861)        (3,830)
                                      -------        -------
 Stockholders' equity - Net           37,038         36,635
                                      -------        -------

 TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY               $ 73,533       $ 73,939
                                      =======        =======






                   HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                         (In thousands except per Share)


                                   For the Three Months
                                       Ended March 31,
                                     1996           1995


 REVENUES:
 Oil revenue                        $  4,073       $  2,368
 Gas revenue                           4,131          2,442
 Pipeline and other                      346            674
 Contract settlement                      10              9
 Interest income                          17             43
                                     --------       --------
                                       8,577          5,536
                                      -------        -------

 EXPENSES:
 Production operating expense          2,674          1,862
 General and administrative              824            922
 Interest expense                        740            306
 Depreciation, depletion and
 amortization                          2,557          1,805
 Impairment of oil and gas
 properties                                           4,423
 Other                                                   35
                                     --------        -------
                                       6,795          9,353
                                      -------        -------


 INCOME (LOSS) BEFORE INCOME TAXES     1,782         (3,817)
                                      -------        -------

 PROVISION (BENEFIT) FOR INCOME
 TAXES:
 Current                                  32             44
 Deferred                                            (1,571)
                                      -------        -------
                                          32         (1,527)
                                      -------        -------

 NET INCOME (LOSS)                  $  1,750       $ (2,290)
                                      =======        =======

 NET INCOME (LOSS) PER SHARE         $   1.85      $  (2.14)
                                       =======       =======

 WEIGHTED AVERAGE SHARES
 OUTSTANDING                             945          1,068
                                      =======        =======

                  HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                           For the Three Months
                                              Ended March 31,
                                             1996           1995


        OPERATING ACTIVITIES:
        Net income (loss)                   $  1,750       $ (2,290)
        Adjustments to reconcile net
        income (loss) to net cash
        provided by operating activities:
        Depreciation, depletion,
        amortization and impairment            2,557          6,228
        Deferred income tax benefit                          (1,571)
        Noncash interest expense                  21             32
        Equity in earnings of affiliates      (1,926)          (422)
        Recoupment of take-or-pay
        liability                                (58)            (7)
                                               -------        -------

        Cash provided by operations
        before working capital changes         2,344          1,970
        Changes in assets and liabilities
        provided (used) cash net of
        noncash activity:
        Accrued oil and gas sales               (225)           729
        Due from affiliates                       31           (817)
        Prepaid and other assets                  41             16
        Accounts payable and accrued
        liabilities                           (1,385)           602
        Payable to affiliate                                   (247)
                                              --------        -------


        Net cash provided by operating
        activities                               806          2,253
                                              -------        -------

        INVESTING ACTIVITIES:
        Additions to oil and gas
        properties                              (287)          (263)
        Exploration and development costs
        incurred                              (1,593)        (2,965)
        Proceeds from oil and gas
        property sales                           174            381
        Distributions received from
        affiliates                               286            158
                                               -------        -------

        Net cash used in investing
        activities                            (1,420)        (2,689)
                                             -------        -------

        FINANCING ACTIVITIES:
        Repurchase and retirement of
        common stock                          (1,316)
        Proceeds from long-term debt           1,000
        Payments on contract settlement
        obligation                              (118)          (126)
                                              -------        -------

        Net cash used in financing
        activities                              (434)          (126)
                                               -------        -------

        Net decrease in cash and cash
        equivalents                           (1,048)          (562)

        CASH AND CASH EQUIVALENTS:
        Balance, beginning of period           1,139          2,779
                                             -------         ------
        Balance, end of period              $     91        $ 2,217
                                             =======         ======




<F1>
                   The accompanying notes are an integral part
                          of the financial statements.

                   HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Hallwood  Consolidated  Resources Corporation  ("HCRC"  or the  "Company")  is a
Delaware corporation engaged in the development, production, sale and transportation of oil and gas, and in the acquisition, exploration, development and operation of oil and gas properties. The Company's properties are primarily located in the Rocky Mountain, Mid-Continent, Texas and Gulf Coast regions of the United States.

The interim financial data in the accompanying financial statements are unaudited; however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and accompanying footnotes included in the Company's December 31, 1995 Annual Report on Form 10-K.


NOTE 2 - ACCOUNTING POLICIES

CONSOLIDATION

The Company accounts for its interest in affiliated oil and gas partnerships and limited liability companies using the proportionate consolidation method of accounting. The accompanying financial statements include the activities of the Company and its pro rata share of the activities of Hallwood Energy Partners, L.
P. ("HEP").

TREASURY STOCK

As the Company owned approximately 19% of the outstanding units of HEP which owns approximately 44% and 40% of the Company's common stock, the Company had an interest in 85,191 and 83,980 of its own shares at March 31, 1996 and December 31, 1995, respectively. These shares are treated as treasury stock in the accompanying financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period amounts to conform to the classifications used in the current period. The share and per share amounts for all periods presented have been restated to give effect to a one for ten share reverse split which was effective November 9, 1995.


NOTE 3 - DEBT

During the first quarter of 1995, the Company and its banks amended their credit agreement to extend the maturity date to May 31, 1997. As of March 31, 1996, the Company has borrowed $13,000,000 against the credit line under which the borrowing base is currently $22,000,000. Effective April 1, 1996, HCRC paid off its proportional share of the bank debt of Hallwood Spraberry Drilling Company, L.L.C. ("HSD"). The ownership of HSD's properties was transferred directly to HCRC, HEP and Hallwood Energy Corporation ("HEC") (the general partner of HEP). HCRC mortgaged its share of the HSD properties to its lenders and borrowed an additional $7,000,000 under its Credit Agreement to fund the repayment of the debt. HCRC's borrowing base is further reduced by an outstanding contract settlement obligation of $901,000; therefore, unused borrowing base totaled $1,099,000 at May 10, 1996.

Borrowings against the credit line bear interest, at the option of the Company, at either (i) the banks' Certificate of Deposit rate plus 1.875%, (ii) the Euro-Dollar rate plus 1.75% or (iii) the higher of the prime rate of Morgan Guaranty Trust or the sum of one-half of 1% plus the Federal funds rate, plus .75% (7.06% at March 31, 1996). Interest is payable at least quarterly, and quarterly principal payments, as adjusted for the additional borrowing in April 1996 of $1,250,000, commence May 31, 1997. The credit facility is secured by a first lien on approximately 60% in value of the Company's oil and gas properties.

HCRC has entered into contracts to hedge its interest rate payments on $7,000,000 of its debt for 1996 and 1997 and $5,000,000 for 1998. HCRC does not use the hedges for trading purposes, but rather for the purpose of providing a measure of predictability for a portion of HCRC's interest payments under its debt agreement which has a floating interest rate. In general, it is HCRC's goal to hedge 50% of the principal amount of its debt for each year of the remaining term of the debt. HCRC has entered into two hedges, one of which is an interest rate collar pursuant to which it pays a floor rate of 7.55% and a ceiling rate of 9.85% and the other of which is an interest rate swap with a fixed rate of 5.75%. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.


NOTE 4 - ODD LOT REPURCHASE

The Company initiated an offer to repurchase odd lot holdings of 99 or fewer shares from its shareholders of record as of November 30, 1995. The offer was initially for the period from November 30, 1995 through January 5, 1996 and was subsequently extended through January 26, 1996. The Company repurchased a total of 98,869 shares through the January 26, 1996 closing date. The repurchase price was $24.09 per share.

On April 1, 1996, HCRC initiated another offer to purchase holdings of 99 shares or fewer from its shareholders of record as of March 25, 1996. The offer was for the period from April 1, 1996 through May 3, 1996. The Company repurchased a total of 25,891 shares at a purchase price of $34.00 per share. HCRC intends to resell half of these shares to HEP at the price paid by HCRC for such shares.


NOTE 5 - STATEMENT OF CASH FLOWS

Cash paid for interest during the three months ended March 31, 1996 and March 31, 1995 was $231,000 and $134,000, respectively.


NOTE 6 - LEGAL PROCEEDINGS

On April 23, 1992, a lawsuit was filed in the Chancery Court for New Castle County, Delaware, styled Tappe v. Hallwood Consolidated Resources Corporation, Hallwood Consolidated Partners, L. P., Hallwood Oil and Gas, Inc., Hallwood Energy Partners, L.P., and Hallwood Petroleum, Inc. (C.A. No. 12536). The lawsuit seeks to rescind the conversion of the limited partnership into a corporation ("Conversion") and to recover damages in unspecified amounts. The plaintiff also seeks class certification to represent similarly situated HCP unitholders. In general, the suit alleges that the defendants breached fiduciary duties to HCP unitholders by, among other things, proposing allocation of common stock in the Conversion on a basis that the plaintiff alleges is unfair, failing to require that the allocation be approved by an independent third party, causing the costs of proposing the Conversion to be borne indirectly by the partners of HCP whether or not the Conversion is completed and failing to disclose certain matters in the Consent Statement/Prospectus soliciting consents to the Conversion. The defendants believe that they fully considered and disclosed all material information in connection with the Conversion, and they believe that the suit is without merit. HCRC plans to vigorously defend this case, but because of its early stages, cannot predict the outcome of this matter or any possible effect an adverse outcome might have.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

The Company generated $806,000 of cash flow from operating activities during the first three months of 1996.

The other primary cash inflows were:

   .  $1,000,000 in proceeds from long-term borrowings

   .  $286,000 from distributions received from affiliates

   .  $174,000 from oil and gas property sales

Cash was used for:

   .  $1,880,000 for additions to property and exploration and development costs

   .  $1,316,000 for the repurchase and retirement of common stock

   .  $118,000 for payments of contract settlement obligation

This resulted in a decrease in the Company's cash of $1,048,000 for the three months ended March 31, 1996 from $1,139,000 at December 31, 1995 to $91,000 at March 31, 1996.

DEVELOPMENT PROJECTS AND ACQUISITIONS

Through March 31, 1996, HCRC has incurred approximately $1,300,000 for an odd lot share repurchase, discussed below, $1,880,000 directly and $249,000 indirectly through its investment in Hallwood Spraberry Drilling Company, L.L.C. ("HSD") for exploration, development and acquisition costs toward the 1996 capital budget of $12,500,000. The direct expenditures were comprised of approximately $1,593,000 for domestic exploration and development expenditures and approximately $287,000 for property acquisitions and land. The indirect expenditures were comprised of drilling costs. A description of significant exploration and development projects to date in 1996 follows.

HCRC has incurred approximately $249,000 in the first quarter, net to HCRC's interest, for four recompletions and one drilled well in the Rocker "b" Ranch in Reagan County, Texas. This activity increased HCRC's share of production by 115 equivalent barrels of oil per day. Effective April 1, 1996, HCRC repaid its share of HSD's third party loan through additional borrowings on its bank credit agreement and assumed direct ownership of its share of HSD's properties. There are still 10 undrilled locations which were recorded as proved reserves at December 31, 1995 which HCRC plans to drill at some date in the future. During the first quarter, HCRC also acquired interests in five additional producing leases on the Rocker "b" Ranch for a total of $93,000. HCRC plans to recomplete at least seven wells from this acquisition by year end. The results of the first two recompletions, which are in progress, appear favorable.

HCRC has had continued success in the West Texas Kermit area in 1996, drilling or participating in the drilling of six successful wells in the first quarter for approximately $295,000. These new wells are capable of producing approximately 800 gross equivalent barrels of oil per day but are currently limited to approximately 350 gross equivalent barrels of oil per day due to limitations on production imposed by state laws and regulations. HCRC's interest in these wells averages 18%. HCRC is committed to drilling at least seven more wells in the second quarter and has plans for several more recompletions in the second half of 1996.

HCRC also continues to participate in a nonoperated development program in the Southeastern New Mexico area which began in late 1994, with two more successful wells being drilled for a net cost of approximately $69,000. HCRC has a 5% interest in these wells which are currently producing at a gross rate of 750 equivalent barrels of oil per day. HCRC is committed to further participation in this program and currently plans to drill at least one well in the second quarter.

Under a farmout agreement completed in 1995, HCRC is participating in several multiple lateral, horizontal wells in the Giddings Austin Chalk play in Lee County, Texas. Two successful wells have been drilled thus far, and a third well is currently being drilled. HCRC's interests in the area range from 7% to 10%, with average gross initial production rates of 750 barrels of oil per day on the first two wells. HCRC's cost for both wells was approximately $50,000.

HCRC has also participated in the drilling of two nonoperated wells in Williams County, North Dakota in the latter part of 1995 and the first quarter of 1996, one of which was dry and the other only marginally successful, for a total cost of approximately $200,000. HCRC also drilled an exploratory dry hole in Richland County, Montana at a cost of $120,000. HCRC is evaluating an Interlake Formation development well drilled in April.

In the San Juan Basin of New Mexico, HCRC successfully recompleted a well in the first quarter of 1996 for approximately $75,000. Current production on this well is approximately 1,200 mcf of gas per day which equals the initial production rates experienced when the well was drilled in 1990. Rates prior to this workover were approximately 400 mcf of gas per day. HCRC owns approximately 45% of this well.

HCRC acquired three dimensional (3-D) seismic data in several different areas in the latter part of 1995 and early 1996. Expenditures thus far in 1996 total approximately $300,000, and HCRC plans to expend at least another $200,000 in the second quarter of 1996. Drilling of resulting prospects will commence in the second quarter of 1996.

HCRC  is also  actively  evaluating  acquisitions  in  strategic  areas.    Such
acquisitions would be financed using the capital budget, supplemented by external financing when appropriate.

PROPERTY SALES

During the first quarter of 1996, HCRC received approximately $175,000 for the sale of its interests in the Hoople Field in Crosby County, Texas. HCRC also received another $21,000 in early April for the sale of various nonstrategic properties at auction. HCRC is evaluating offers on various properties it owns.

ODD LOT REPURCHASE

The Company made an offer to repurchase odd lot holdings of 99 or fewer shares from its shareholders of record as of November 30, 1995. The offer was initially for the period from November 30, 1995 through January 5, 1996 and was subsequently extended through January 26, 1996. The Company repurchased a total of 98,869 shares through the January 26, 1996 closing date for $2,382,000 at a purchase price of $24.09 per share of which $1,316,000 was expended during 1996.

On April 1, 1996, HCRC made another offer to purchase holdings of 99 shares or fewer from its shareholders of record as of March 25, 1996. The offer was for the period from April 1, 1996 through May 3, 1996. The Company repurchased a total of 25,891 shares at a purchase price of $34.00 per share. HCRC intends to resell half of these shares to HEP at the price paid by HCRC for such shares.

FINANCING

During the first quarter of 1995, the Company and its banks amended their credit agreement to extend the maturity date of the line of credit to May 31, 1997. As of March 31, 1996, the Company has borrowed $13,000,000 against the credit line under which the borrowing base is currently $22,000,000. Effective April 1, 1996, HCRC paid off its proportional share of the bank debt of Hallwood Spraberry Drilling Company, L.L.C. ("HSD"). The ownership of HSD's properties was transferred directly to HCRC, HEP and Hallwood Energy Corporation ("HEC") (the general partner of HEP). HCRC mortgaged its share of the HSD properties to its lenders and borrowed an additional $7,000,000 under its Credit Agreement to fund the repayment of the debt. HCRC's borrowing base is further reduced by an outstanding contract settlement obligation of $901,000; therefore, unused borrowing base totaled $1,099,000 at May 10, 1996.

Borrowings against the credit line bear interest, at the option of the Company, at either (i) the banks' Certificate of Deposit rate plus 1.875%, (ii) the Euro-Dollar rate plus 1.75% or (iii) the higher of the prime rate of Morgan Guaranty Trust or the sum of one-half of 1% plus the Federal funds rate, plus .75% (7.06% at March 31, 1996). Interest is payable at least quarterly, and quarterly principal payments, as adjusted for the additional borrowing during April 1996 of $1,250,000, commence May 31, 1997. The credit facility is secured by a first lien on approximately 60% in value of the Company's oil and gas properties.

HCRC has entered into contracts to hedge its interest rate payments on $7,000,000 of its debt for 1996 and 1997 and $5,000,000 for 1998. HCRC does not use the hedges for trading purposes, but rather for the purpose of providing a measure of predictability for a portion of HCRC's interest payments under its debt agreement which has a floating interest rate. In general, it is HCRC's goal to hedge 50% of the principal amount of its debt for each year of the remaining term of the debt. HCRC has entered into two hedges, one of which is an interest rate collar pursuant to which it pays a floor rate of 7.55% and a ceiling rate of 9.85%, and the other is an interest rate swap with a fixed rate of 7.50%. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.

INFLATION AND CHANGING PRICES

PRICES

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Company, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, and government regulations and tax laws. Prices for both oil and gas fluctuated significantly throughout 1995 and through the first quarter of 1996. The following table sets forth the average price received each quarter by the Company and the effects of the hedging transactions described below:

                                  Oil                 Oil
                            (excluding the      (including the
                              effects of          effects of
                                hedging             hedging
                             transactions)       transactions)
                                 (bbl)               (bbl)

 First quarter 1995             $17.08              $17.54
 Second quarter 1995             17.01               17.15
 Third quarter 1995              16.17               16.60
 Fourth quarter 1995             16.93               17.29
 First quarter 1996              17.92               17.86

                                  Gas                 Gas
                            (excluding the      (including the
                              effects of          effects of
                                hedging             hedging
                             transactions)       transactions)
                                 (mcf)               (mcf)

 First quarter 1995             $1.43               $1.63
 Second quarter 1995             1.37                1.53
 Third quarter 1995              1.26                1.45
 Fourth quarter 1995             1.76                1.86
 First quarter 1996              2.00                1.94

The Company has entered into numerous financial contracts  to hedge the price of its oil and  natural gas.  The  purpose of the  hedges is to provide  protection against price  drops and  to provide  a  measure of  stability in  the  volatile
environment of oil and  natural gas spot pricing.   The revenue associated  with
these  contracts is  recognized as  oil or gas  revenue at  the time  the hedged volumes are sold.

The following table provides a summary of the Company's outstanding financial contracts:

                                       Oil
                                   Percent of Direct       Contract
                  Period           Production Hedged     Floor Price
                                                          (per bbl)

         Last nine months of
         1996                             17%              $14.71
         1997                             15%               14.38
         1998                             15%               14.32
         1999                              5%               14.13

Between 30% and 100% of the oil volumes hedged in each year are subject to a participating hedge whereby HCRC will receive the contract price if the posted futures price is lower than the contract price, and will receive the contract price plus between 25% and 75% of the difference between the contract price and the posted futures price if the posted futures price is greater than the contract price. Between 92% and 100% of the volumes hedged in each year are subject to a collar agreement whereby HCRC will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $16.25 to $18.60 per barrel.

                                       Gas
                                  Percent of Direct
                                      Production           Contract
                 Period                Hedged            Floor Price
                                                          (per mcf)

        Last nine months of
        1996                             40%                $1.98
        1997                             34%                 2.00
        1998                             32%                 2.07
        1999                             12%                 1.85
        2000                             14%                 1.86

Between 0% and 57% of the gas volumes hedged in each year are subject to a collar agreement whereby HCRC will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $2.65 to $2.93 per mcf.

During the second quarter through April 20, 1996, the oil price (for barrels not hedged) is averaging between $20.00 and $23.00 per barrel and the weighted average price of natural gas (for mcf not hedged) is averaging between $1.15 and $3.00 per mcf.

INFLATION

Inflation is not anticipated to have a material impact on the Company in 1996.

RESULTS OF OPERATIONS

The following tables are presented to contrast HCRC's revenue, expense and earnings for discussion purposes. Significant fluctuations are discussed in the accompanying narrative.

The "direct owned" column represents HCRC's direct royalty and working interest shares interest in oil and gas properties. The "HEP" column represents HCRC's share of the results of operations of HEP; HCRC owned approximately 9% of the outstanding limited partner units of HEP during 1995 and 19% during 1996.

                TABLE OF HCRC EARNINGS FOR MANAGEMENT DISCUSSION
                           (In thousands except price)
                 FOR THE QUARTERS ENDED MARCH 31, 1996 AND 1995


                                     For the Quarter Ended March 31, 1996
                                      Direct
                                      Owned           HEP           Total

   Oil production (bbl)                  179             49            228
   Gas production (mcf)                1,566            568          2,134

   Average oil price                 $17.84         $17.96         $17.86

   Average gas price                 $ 1.85         $ 2.18         $ 1.94

   Oil revenue                       $ 3,193        $   880        $ 4,073
   Gas revenue                         2,894          1,237          4,131
   Pipeline and other                    211            135            346
   Contract settlement                    10                            10
   Interest income                         4             13             17
                                     -------        -------        -------

   Total revenue                       6,312          2,265          8,577
                                      ------         ------         ------

   Production operating expense        2,080            594          2,674
   General and administrative
   expense                               613            211            824
   Interest expense                      529            211            740
   Depreciation, depletion, and
   amortization                        1,928            629          2,557
                                    --------        -------        -------

   Total expense                       5,150          1,645          6,795
                                     -------         ------        -------

   Income (Loss) before Income
   Taxes                               1,162            620          1,782
                                      ------         ------         ------

   Provision (Benefit) for
   Income Taxes:
   Current                                32                            32
   Deferred
                                     -------        -------        -------
                                          32                            32
                                     -------        -------        -------

   Net income (loss)                 $ 1,130        $   620        $ 1,750
                                      ======         ======         ======

                                     For the Quarter Ended March 31, 1995
                                      Direct
                                      Owned           HEP           Total

   Oil production (bbl)                  117             18            135

   Gas production (mcf)                1,256            238          1,494

   Average oil price                 $17.39         $18.50         $17.54
   Average gas price                 $ 1.57         $ 1.95         $ 1.63

   Oil revenue                       $ 2,035        $   333        $ 2,368
   Gas revenue                         1,978            464          2,442
   Pipeline and other                    627             47            674
   Contract settlement                     9                             9
   Interest income                        35              8             43
                                     -------        -------        -------

   Total revenue                       4,684            852          5,536
                                      ------         ------         ------

   Production operating expense        1,608            254          1,862
   General and administrative
   expense                               791            131            922
   Interest expense                      219             87            306
   Depreciation, depletion, and
   amortization                          691          1,114          1,805
   Impairment of oil and gas
   properties                          4,066            357          4,423
   Other                                                 35             35
                                     -------         ------        -------

   Total expense                       7,375          1,978          9,353
                                      ------         ------         ------

   Income (Loss) before Income
   Taxes                              (2,691)        (1,126)        (3,817)
                                      ------         ------         ------

   Provision (Benefit) for
   Income Taxes:
   Current                                44                            44
   Deferred                           (1,571)                       (1,571)
                                      ------        -------         ------
                                      (1,527)                       (1,527)
                                      ------        -------         ------

   Net income (loss)                 $(1,164)       $(1,126)       $(2,290)
                                      ======         ======         ======

FIRST QUARTER 1996 COMPARED TO FIRST QUARTER 1995

OIL REVENUE

Oil revenue increased $1,705,000, during the first quarter of 1996 as compared with the first quarter of 1995. The increase in revenue is comprised of an increase in oil production from 135,000 barrels in 1995 to 228,000 barrels in 1996 combined with an increase in the average oil price from $17.54 per barrel in 1995 to $17.86 per barrel in 1996. The increase in production is due to increased production from exploratory and developmental drilling projects in Montana, Wyoming and West Texas, partially offset by normal production declines. Because the Company's hedged oil prices were lower than average posted prices in 1996, the effect of hedging transactions, as described above, was to decrease the Company's average oil price from $17.92 per barrel to $17.86 per barrel, resulting in a $14,000 decrease in revenue.

GAS REVENUE

Gas revenue increased $1,689,000 during the first quarter of 1996 as compared with the first quarter of 1995. The increase is comprised of an increase in gas production from 1,494,000 mcf in 1995 to 2,134,000 mcf in 1996, combined with an increase in price from $1.63 per mcf in 1995 to $1.94 per mcf in 1996. The increase in production is due to increased production from exploratory and developmental drilling projects in Montana, Wyoming and West Texas, partially offset by normal production declines. The effect of the Company's hedging activity was to decrease the Company's average gas price from $2.00 per mcf to $1.94 per mcf, resulting in a $128,000 decrease in revenue.

PIPELINE AND OTHER

Pipeline and other revenue consists of revenue derived from salt water disposal, incentive payments from certain wells in San Juan County and other miscellaneous items. Pipeline and other revenue decreased $328,000 during the first quarter of 1996 as compared with the first quarter of 1995. The decrease is primarily due to the receipt of a take-or-pay settlement during 1995.

INTEREST INCOME

Interest income decreased $26,000 during the first quarter of 1996 as compared with the first quarter of 1995 primarily due to a lower average cash balance during 1996.

PRODUCTION OPERATING EXPENSE

Production operating expense increased $812,000 during the first quarter of 1996 as compared with the first quarter of 1995, primarily as a result of increased production taxes due to the increased oil and gas revenue as discussed previously.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense includes costs incurred for direct administrative services such as legal, audit and reserve reports as well as allocated internal overhead incurred by Hallwood Petroleum, Inc. ("HPI"), an affiliate of HCRC, which manages and operates certain oil and gas properties on behalf of the Company. These costs decreased $98,000 during the first quarter of 1996 as compared with the first quarter of 1995, because of a decrease in allocated internal overhead expenses.



INTEREST EXPENSE

Interest expense increased $434,000 during the first quarter of 1996 as compared
with the  first quarter  of 1995.   The increase  is primarily  the result of  a
higher outstanding debt balance during 1996.

DEPRECIATION, DEPLETION AND AMORTIZATION

Depreciation, depletion and amortization expense increased $752,000 during the first quarter of 1996 as compared with the first quarter of 1995. The increase is due to a higher depletion rate caused by the increase in production as previously discussed.

IMPAIRMENT OF OIL AND GAS PROPERTIES

Impairment of oil and gas properties represents the write-off of the Company's Indonesian operations.

PROVISION (BENEFIT) FOR INCOME TAXES

Income taxes for the first quarter of 1996 are less than would be expected using the statutory rate due to the change in the valuation allowance due to the utilization of net operating loss carryforwards.


PART II -  OTHER INFORMATION


ITEM 1  -  LEGAL PROCEEDINGS

           Reference is made to Item 8 - Note 16 of Form 10-K for the year ended December 31, 1995, and Item 1 - Note 6 of this Form 10-Q.


ITEM 2  -  CHANGES IN SECURITIES

           None.


ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES

           None.


ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.


ITEM 5  -  OTHER INFORMATION

           None.


ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

           10.12 -  Amendment No. 2 to Amended and Restated Credit Agreement


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       HALLWOOD CONSOLIDATED RESOURCES
                       CORPORATION



 Date:  May 10, 1996   By:  /s/Robert S. Pfeiffer
                             Robert S. Pfeiffer,
                             Vice President
                             (Chief Financial Officer)