Form 10-Q
period 1996-06-30
HALLWOOD CONSOLIDATED RESOURCES CORP
filed 1996-08-13
CIK 883953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
  X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19931


                   HALLWOOD CONSOLIDATED RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)


          DELAWARE
 (State or other jurisdiction of                            84-1176750
 incorporation or organization)                          (I.R.S. Employer
                                                       Identification Number)

   4582 SOUTH ULSTER STREET PARKWAY
           SUITE 1700
        DENVER, COLORADO                                       80237
 (Address of principal executive                              (Zip Code)
 offices)

       Registrant's telephone number, including area code:  (303) 850-7373

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes x   No


Shares of Common Stock outstanding at August 9, 1996                     992,014





PART I.  FINANCIAL  INFORMATION
ITEM 1.  FINANCIAL  STATEMENTS

                 HALLWOOD  CONSOLIDATED  RESOURCES  CORPORATION
                                 BALANCE  SHEETS
                                   (Unaudited)
                          (In thousands except Shares)


                                                   June 30,    December 31,
                                                    1996          1995

 CURRENT ASSETS
 Cash and cash equivalents                       $    535       $  1,139
 Accrued oil and gas sales                          3,498          2,674
 Due from affiliates                                1,686            381
 Prepaid and other assets                             248            111
 Current assets of affiliates                       4,582          4,007
                                                  -------        -------
 Total current assets                              10,549          8,312
                                                  -------        -------

 PROPERTY, PLANT AND EQUIPMENT, at cost
 Oil and gas properties (full cost method)
 Proved oil and gas properties                    270,292        268,152
 Unproved mineral interests - domestic                966            571
                                                  -------        -------
 Total                                            271,258        268,723
 Less - accumulated depreciation, depletion,
 amortization and property impairment            (208,197)      (203,290)
                                                  -------        -------
 Net property, plant and equipment                 63,061         65,433
                                                  -------        -------

 OTHER ASSETS
 Noncurrent assets of affiliates                       62            194
                                                  -------        -------

 TOTAL ASSETS                                    $ 73,672       $ 73,939
                                                  =======        =======



                   HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)
                          (In thousands except Shares)


                                                   June 30,    December 31,
                                                     1996          1995

 CURRENT LIABILITIES
 Accounts payable and accrued liabilities        $  1,885       $  3,675
 Current portion of contract settlement
 obligation                                                          143
 Current portion of long-term debt                  1,250
 Current liabilities of affiliates                  3,532         11,696
                                                  -------        -------
 Total current liabilities                          6,667         15,514
                                                  -------        -------

 NONCURRENT LIABILITIES

 Contract settlement obligation                       906            904
 Long-term debt                                    18,750         12,000
 Long-term liabilities of affiliates                8,669          8,740
 Deferred liability                                   128            146
                                                  -------        -------
 Total noncurrent liabilities                      28,453         21,790
                                                  -------        -------
 Total liabilities                                 35,120         37,304
                                                  -------        -------

 STOCKHOLDERS' EQUITY
 Common stock par value $.01; 2,000,000 shares
 authorized; 992,014 and 1,081,763 shares
 issued at 1996 and 1995, respectively                111            111
 Additional paid-in capital                        79,978         81,730
 Accumulated deficit                              (37,663)       (41,376)
 Treasury stock - 86,426 and 83,980 shares
 at 1996 and 1995, respectively                    (3,874)        (3,830)
                                                  -------        -------
 Stockholders' equity - Net                        38,552         36,635
                                                  -------        -------

 TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                          $ 73,672       $ 73,939
                                                  =======        =======





                   HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                         (In thousands except per Share)


                                                   For the Three Months
                                                      Ended June 30,
                                                    1996          1995

 REVENUES:
 Oil revenue                                     $  4,380       $  2,797
 Gas revenue                                        3,643          2,569
 Pipeline and other                                   362            210
 Contract settlement                                   11             12
 Interest income                                       26             34
                                                  -------        -------
                                                    8,422          5,622
                                                  -------        -------

 EXPENSES:
 Production operating expense                       2,556          2,020
 General and administrative                           797            935
 Interest expense                                     604            364
 Depreciation, depletion and amortization           2,350          1,973
 Impairment of oil and gas properties                              5,000
 Other                                                116             35
                                                  -------        -------
                                                    6,423         10,327
                                                  -------        -------


 INCOME (LOSS) BEFORE INCOME TAXES                  1,999         (4,705)
                                                  -------        -------

 PROVISION (BENEFIT) FOR INCOME TAXES:
 Current                                               36             44
 Deferred                                                         (1,017)
                                                  -------        -------
                                                       36           (973)
                                                  -------        -------

 NET INCOME (LOSS)                               $  1,963       $ (3,732)
                                                  =======        =======

 NET INCOME (LOSS) PER SHARE                     $   2.17       $ (3 .49)
                                                  =======        =======

 WEIGHTED AVERAGE SHARES OUTSTANDING                  904          1,068
                                                  =======        =======

                   HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                         (In thousands except per Share)


                                                    For the Six Months
                                                      Ended June 30,
                                                    1996           1995

 REVENUES:
 Oil revenue                                     $  8,453       $  5,165
 Gas revenue                                        7,774          5,011
 Pipeline and other                                   708            884
 Contract settlement                                   21             21
 Interest income                                       43             77
                                                  -------        -------
                                                   16,999         11,158
                                                  -------        -------

 EXPENSES:
 Production operating expense                       5,230          3,882
 General and administrative                         1,621          1,857
 Interest expense                                   1,344            670
 Depreciation, depletion and amortization           4,907          3,778
 Impairment of oil and gas properties                              9,423
 Other                                                116             72
                                                  -------        -------
                                                   13,218         19,682
                                                  -------        -------

 INCOME (LOSS) BEFORE INCOME TAXES                  3,781         (8,524)
                                                  -------        -------

 PROVISION (BENEFIT) FOR INCOME TAXES:
 Current                                               68             88
 Deferred                                                         (2,588)
                                                  -------        -------
                                                       68         (2,500)
                                                  -------        -------

 NET INCOME (LOSS)                               $  3,713       $ (6,024)
                                                  =======        =======

 NET INCOME (LOSS) PER SHARE                     $   4.05       $  (5.64)
                                                  =======        =======

 WEIGHTED AVERAGE SHARES OUTSTANDING                  916          1,068
                                                  =======        =======

                  HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                     For the Six Months
                                                       Ended June 30,
                                                     1996           1995
  OPERATING ACTIVITIES:
  Net income (loss)                               $  3,713       $ (6,024)
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Depreciation, depletion, amortization and
  impairment                                         4,907         13,201
  Deferred income tax benefit                                      (2,588)
  Noncash interest expense                              21             60
  Equity in earnings of affiliates                  (3,123)        (1,123)
  Recoupment of take-or-pay liability                  (62)           (21)
                                                     -------        -------

  Cash provided by operations before
  working capital changes                            5,456          3,505

  Changes in assets and liabilities provided
  (used) cash net of noncash activity:
  Accrued oil and gas sales                           (824)           381
  Due from affiliates                               (1,305)        (1,366)
  Prepaid and other assets                            (137)            17
  Accounts payable and accrued liabilities          (1,790)          (105)
  Payable to affiliate                                               (247)
                                                     -------        -------

  Net cash provided by operating activities          1,400          2,185
                                                    -------        -------

  INVESTING ACTIVITIES:
  Additions to oil and gas properties                 (393)          (914)
  Exploration and development costs incurred        (3,270)        (3,978)
  Proceeds from oil and gas property sales           1,296            508
  Refinance of Spraberry investment                 (6,338)
  Distributions received from affiliates               572            316
  Other                                                                15
                                                    -------        -------

  Net cash used in investing activities             (8,133)        (4,053)
                                                   -------        -------

  FINANCING ACTIVITIES:
  Repurchase and retirement of common stock         (1,752)
  Proceeds from long-term debt                       8,000
  Payments on contract settlement obligation          (119)          (247)
                                                   -------        -------

  Net cash provided by (used in) financing           6,129           (247)
  activities                                       -------        -------

  NET DECREASE IN CASH AND CASH EQUIVALENTS           (604)        (2,115)

  CASH AND CASH EQUIVALENTS:
  Balance, beginning of period                       1,139          2,779
                                                   -------        -------
  Balance, end of period                          $    535       $    664
                                                   =======        =======
<F1>
             The accompanying notes are an integral part
                   of the financial statements.



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

TREASURY STOCK

As the Company owned approximately 19% of the outstanding units of HEP which owns approximately 46% and 40% of the Company's common stock, the Company had an interest in 86,426 and 83,980 of its own shares at June 30, 1996 and December 31, 1995, respectively. These shares are treated as treasury stock in the accompanying financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period amounts to conform to the classifications used in the current period. The share and per share amounts for all periods presented have been restated to give effect to a one for ten share reverse split which was effective November 9, 1995.


NOTE 3 - DEBT

On March 31, 1995 the Company and its banks amended their credit agreement to extend the maturity date to May 31, 1997. On April 1, 1996, the banks increased their loan commitments under the credit agreement from $18,000,000 to $22,000,000. As of June 30, 1996, the Company has borrowed $20,000,000 against the credit line under which the borrowing base is currently $22,000,000. HCRC's borrowing base is further reduced by an outstanding contract settlement obligation of $906,000; therefore, unused borrowing base totaled $1,094,000 at August 9, 1996.

Borrowings against the credit line bear interest, at the option of the Company, at either (i) the banks' Certificate of Deposit rate plus 1.875%, (ii) the Euro-Dollar rate plus 1.75% or (iii) the higher of the prime rate of Morgan Guaranty Trust or the sum of one-half of 1% plus the Federal funds rate, plus .75% (7.2% at June 30, 1996). Interest is payable at least quarterly, and quarterly principal payments of $1,250,000, commence May 31, 1997. The credit facility is secured by a first lien on approximately 60% in value of the Company's oil and gas properties.

HCRC has entered into contracts to hedge its interest rate payments on $7,000,000 of its debt for 1996 and 1997 and $5,000,000 for 1998. HCRC does not use the hedges for trading purposes, but rather for the purpose of providing a measure of predictability for a portion of HCRC's interest payments under its debt agreement which has a floating interest rate. In general, it is HCRC's goal to hedge 50% of the principal amount of its debt for each year of the remaining term of the debt. HCRC has entered into two hedges, one of which is an interest rate collar pursuant to which it pays a floor rate of 7.55% and a ceiling rate of 9.85% and the other of which is an interest rate swap with a fixed rate of 7.5%. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.


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

On April 1, 1996, HCRC initiated another offer to purchase holdings of 99 shares or fewer from its shareholders of record as of March 25, 1996. The offer was for the period from April 1, 1996 through May 3, 1996. The Company repurchased a total of 25,930 shares at a purchase price of $34.00 per share. HCRC resold 12,965 of these shares to HEP at the price paid by HCRC for such shares.


NOTE 5 - STATEMENT OF CASH FLOWS

Cash paid for interest during the six months ended June 30, 1996 and 1995 was $604,000 and $277,000, respectively.


NOTE 6 - LEGAL PROCEEDINGS

On April 23, 1992, a lawsuit was filed in the Chancery Court for New Castle County, Delaware, styled Tappe v. Hallwood Consolidated Resources Corporation, Hallwood Consolidated Partners, L. P., Hallwood Oil and Gas, Inc., Hallwood Energy Partners, L.P., and Hallwood Petroleum, Inc. (C.A. No. 12536). The lawsuit seeks to rescind the conversion of Hallwood Consolidated Partners, L.P. ( HCP ) into the Company ("Conversion") and to recover damages in unspecified amounts. The plaintiff also seeks class certification to represent similarly situated HCP unitholders. In general, the suit alleges that the defendants breached fiduciary duties to HCP unitholders by, among other things, proposing allocation of common stock in the Conversion on a basis that the plaintiff alleges is unfair, failing to require that the allocation be approved by an independent third party, causing the costs of proposing the Conversion to be borne indirectly by the partners of HCP whether or not the Conversion was completed and failing to disclose certain matters in the Consent Statement/Prospectus soliciting consents to the Conversion. The defendants believe that they fully considered and disclosed all material information in connection with the Conversion, and they believe that the suit is without merit. HCRC plans to vigorously defend this case, but because of its early stages, cannot predict the outcome of this matter or any possible effect an adverse outcome might have.


NOTE 7 - SUBSEQUENT EVENT

On July 1, 1996, HCRC and HEP completed a transaction involving the sale by Fuel Resources Development Co., a wholly owned subsidiary of Public Service Company of Colorado, and other interest owners of their interest in 38 coal bed methane wells located in La Plata County, Colorado and Rio Arriba, New Mexico. Thirty-four of the wells, estimated to have reserves of 53 BCF, were assigned to 44 Canyon, L.L.C. ( 44 Canyon ), a special purpose entity owned by a large east coast financial institution. The wells qualify for tax credits under Section 29 of the Internal revenue Code. HPI will manage and operate the properties on behalf of 44 Canyon. The $27.8 million purchase price was funded by 44 Canyon through the sale of a volumetric production payment to an affiliate of Enron Capital & Trade Resources Corp., a subsidiary of Enron Corp., the sale of a subordinated production payment and certain other property interests for $3.45 million to an affiliate of HCRC and HEP, and additional cash contributed by the owners of 44 Canyon. The affiliate of HCRC and HEP which purchased the subordinated production payment and other property interests is owned equally by HCRC and HEP. The interests in the four wells in Rio Arriba County were acquired directly by HEP and HCRC. As a result of the transaction, HCRC expects to add 10 BCF of gas to its reserve base, which represents approximately 100% of its estimated 1996 production.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

The Company generated $1,400,000 of cash flow from operating activities during the first six months of 1996.

The other primary cash inflows were:

  .  $8,000,000 in proceeds from long-term borrowings

  .  $572,000 from distributions received from affiliates

  .  $1,296,000 from oil and gas property sales

Cash was used for:

  .  $3,663,000 for additions to property and exploration and development costs

  .  $6,338,000 for the refinance of Spraberry investment

  .  $1,752,000 for the repurchase and retirement of common stock

  .  $119,000 for payments of contract settlement obligation

This resulted in a decrease in the Company's cash of $604,000 for the six months ended June 30, 1996 from $1,139,000 at December 31, 1995 to $535,000 at June 30,
1996.

DEVELOPMENT PROJECTS AND ACQUISITIONS

Through June 30, 1996, HCRC incurred approximately $1,752,000 for an odd lot share repurchase discussed below, and $3,663,000 for exploration, development and acquisition costs, toward the 1996 capital budget of $12,500,000. The expenditures were comprised of approximately $3,270,000 for domestic exploration and development expenditures and approximately $393,000 for property acquisitions. A description of significant exploration and development projects to date in 1996 follows.

HCRC continues to devote capital resources to the West Texas Kermit area in 1996. HCRC drilled or participated in the drilling of nine wells, eight of which were successful, and participated in one unsuccessful recompletion in the first six months of 1996, for a total cost of approximately $400,000. The new wells in this area are capable of producing approximately 750 gross equivalent barrels of oil per day but are currently limited to approximately 500 gross equivalent barrels of oil per day due to limitations on production imposed by state laws and regulations. HCRC's interest in these wells averages 11%. HCRC is committed to drilling at least three more wells in this area in the third quarter and has plans to drill or recomplete up to ten additional wells by year end.

HCRC acquired three dimensional (3-D) seismic data covering 106 square miles on the Cowden Ranch in Crane County, Texas. The prospect will be operated by a major oil company, and HCRC has a 12.5% working interest. Costs to date are $425,000. Seismic interpretation is in process, and two exploratory wells are expected to be drilled in 1996.

HCRC acquired 3-D seismic data and related acreage in the Merkel prospect area which covers 87 square miles in Jones, Taylor and Nolan Counties, Texas. Expenditures in the first six months of 1996 totaled $200,000. Thus far, HCRC has participated in drilling five wells on developed prospects for a total cost of $135,000, including one well drilled in late 1995. Two of the wells are awaiting completion, two are producing with average initial rates of 60 barrels of oil per day and one well was unsuccessful. HCRC s interest in the wells is 10%. Fourteen more prospects have been identified on thirteen square miles of data, and seismic interpretation has just begun on the remaining 75 square miles of data.

HCRC incurred approximately $249,000 in the first quarter, net to HCRC's interest, for four recompletions and one drilled well in the Rocker "b" Ranch in Reagan County, Texas. This activity increased HCRC's share of production by 115 equivalent barrels of oil per day. During the first quarter, HCRC also acquired interests in five additional producing leases on the Rocker "b" Ranch for a total of $93,000. Effective April 1, 1996, HCRC repaid its share of the bank debt of Hallwood Spraberry Drilling Company, L.L.C. ( HSD ) through additional borrowings on its bank credit agreement and assumed direct ownership of its share of HSD s properties. In the second quarter of 1996, HCRC recompleted three wells, two of which were successful, and began drilling another well in July. HCRC has plans to recomplete at least five more wells before year end and will consider other work, if the capital is available.

HCRC also participated in the drilling of two nonoperated wells in Williams County, North Dakota in the latter part of 1995 and the first quarter of 1996, one of which was dry and the other only marginally successful, for a total cost of approximately $200,000. HCRC also drilled an exploratory dry hole in Richland County, Montana, at a cost of $120,000. HCRC is currently completing an Interlake Formation development well, drilled in the second quarter at a net cost of approximately $425,000.

In the San Juan Basin area HCRC, through an affiliate, acquired interests in 34 coal bed methane wells located in La Plata County, Colorado for $1,300,000. HCRC s interest in the wells is expected to add 10 BCF of gas to its reserve base, which represents approximately 96% of its estimated 1996 production. The acquisition was completed on July 1, 1996. In the same transaction, HCRC also directly acquired interests in four non-producing wells in Rio Arriba County, New Mexico.

In the first quarter of 1996, HCRC successfully recompleted a well in New Mexico for approximately $75,000. Production on this well averaged 1,600 mcf of gas per day which exceeds the initial production rates experienced when the well was drilled in 1990. Rates prior to this workover were approximately 400 mcf of gas per day. HCRC owns approximately 45% of this well. HCRC began drilling another Fruitland Coal development well in late July and anticipates completion of the well in August.

Under a farmout agreement completed in 1995, HCRC participates in several multiple lateral, horizontal wells in the Giddings Austin Chalk play in Lee County, Texas. Two successful wells, and one unsuccessful well have been
drilled thus far.   HCRC's interests in the area range from 7% to 10%.  Gross
average initial production rates were 750 barrels of oil per day on the first two wells. HCRC's cost for all three wells was approximately $60,000.

HCRC is also actively evaluating acquisitions in strategic areas. Such acquisitions would be financed using the capital budget, supplemented by external financing when appropriate.

PROPERTY SALES

During the second quarter of 1996, HCRC received approximately $175,000 for the sale of its interests in the Hoople Field in Crosby County, Texas. HCRC also received another $21,000 in early April for the sale of various nonstrategic properties at auction. In June 1996, HCRC completed the sale of its interests in the Bethany Longstreet area of Louisiana (approximately 175,000 equivalent barrels of oil, measured using December 31, 1995 pricing) for approximately $1,100,000.

ODD LOT REPURCHASE

The Company made an offer to repurchase odd lot holdings of 99 or fewer shares from its shareholders of record as of November 30, 1995. The offer was initially for the period from November 30, 1995 through January 5, 1996 and was subsequently extended through January 26, 1996. The Company repurchased a total of 98,869 shares through the January 26, 1996 closing date for $2,382,000 at a purchase price of $24.09 per share of which $1,312,000 was expended during 1996.

On April 1, 1996, HCRC made another offer to purchase holdings of 99 shares or fewer from its shareholders of record as of March 25, 1996. The offer was for the period from April 1, 1996 through May 3, 1996. The Company repurchased a total of 25,930 shares at a purchase price of $34.00 per share. HCRC resold 12,965 of these shares to HEP at the price paid by HCRC for such shares.

FINANCING

On March 31, 1995, the Company and its banks amended their credit agreement to extend the maturity date of the line of credit to May 31, 1997. On April 1, 1996, the banks increased their loan commitments under the credit agreement from
$18,000,000 to $22,000,000.   As of June 30, 1996, the Company has borrowed
$20,000,000 against the credit line under which the borrowing base is currently $22,000,000. HCRC's borrowing base is further reduced by an outstanding contract settlement obligation of $906,000; therefore, unused borrowing base totaled $1,094,000 at August 9, 1996.

Borrowings against the credit line bear interest, at the option of the Company, at either (i) the banks' Certificate of Deposit rate plus 1.875%, (ii) the Euro-Dollar rate plus 1.75% or (iii) the higher of the prime rate of Morgan Guaranty Trust or the sum of one-half of 1% plus the Federal funds rate, plus .75% (7.2% at June 30, 1996). Interest is payable at least quarterly, and quarterly principal payments of $1,250,000, commence May 31, 1997. The credit facility is secured by a first lien on approximately 60% in value of the Company's oil and gas properties.

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

INFLATION AND CHANGING PRICES

PRICES

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Company, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, and government regulations and tax laws. Prices for both oil and gas fluctuated significantly throughout 1995 and through the second quarter of 1996. The following table sets forth the average price received each quarter by the Company and the effects of the hedging transactions described below:

                                              Oil                   Oil
                                        (excluding the        (including the
                                          effects of            effects of
                                            hedging               hedging
                                         transactions)         transactions)
                                             (bbl)                 (bbl)

 First quarter 1995                        $17.08                $17.54
 Second quarter 1995                        17.01                 17.15
 Third quarter 1995                         16.17                 16.60
 Fourth quarter 1995                        16.93                 17.29
 First quarter 1996                         17.92                 17.86
 Second quarter 1996                        21.00                 20.56

                                              Gas                   Gas
                                        (excluding the        (including the
                                          effects of            effects of
                                            hedging               hedging
                                         transactions)         transactions)
                                             (mcf)                 (mcf)

 First quarter 1995                         $1.43                 $1.63
 Second quarter 1995                         1.37                  1.53
 Third quarter 1995                          1.26                  1.45
 Fourth quarter 1995                         1.76                  1.86
 First quarter 1996                          2.00                  1.94
 Second quarter 1996                         1.80                  1.80


The Company has entered into numerous financial contracts to hedge the price of its oil and natural gas. The purpose of the hedges is to provide protection against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The revenue associated with these contracts is recognized as oil or gas revenue at the time the hedged volumes are sold.

The following table provides a summary of the Company's outstanding financial contracts:

                                    Oil
                                Percent of Direct              Contract
           Period               Production Hedged             Floor Price
                                                               (per bbl)

 Last six months of 1996               34%                      $16.98
 1997                                  15%                       15.13
 1998                                  15%                       15.07
 1999                                   5%                       15.88


Between 24% and 100% of the oil volumes hedged in each year are subject to a participating hedge whereby HCRC will receive the contract price if the posted futures price is lower than the contract price, and will receive the contract price plus between 25% and 75% of the difference between the contract price and the posted futures price if the posted futures price is greater than the contract price. Between 54% and 100% of the volumes hedged in each year are subject to a collar agreement whereby HCRC will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $17.00 to $19.35 per barrel.

                                   Gas
                                Percent of Direct
                                   Production                  Contract
           Period                    Hedged                   Floor Price
                                                               (per mcf)

 Last six months of 1996               50%                      $1.88
 1997                                  49%                       1.89
 1998                                  32%                       2.07
 1999                                  12%                       1.85
 2000                                  14%                       1.86


Between 0% and 53% of the gas volumes hedged in each year are subject to a collar agreement whereby HCRC will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $2.65 to $2.93 per mcf.

During the third quarter through July 26, 1996, the oil price (for barrels not hedged) is averaging between $20.00 and $22.00 per barrel and the weighted average price of natural gas (for mcf not hedged) is averaging between $1.40 and $2.80 per mcf.

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

                TABLE OF HCRC EARNINGS FOR MANAGEMENT DISCUSSION
                           (In thousands except price)
                  FOR THE QUARTERS ENDED JUNE 30, 1996 AND 1995


                                         For the Quarter Ended June 30, 1996
                                         Direct
                                         Owned           HEP           Total

 Oil production (bbl)                       169             44            213
 Gas production (mcf)                     1,477            546          2,023

 Average oil price                       $20.73         $19.91         $20.56
 Average gas price                       $ 1.76         $ 1.92         $ 1.80

 Oil revenue                           $  3,504       $    876       $  4,380
 Gas revenue                              2,597          1,046          3,643
 Pipeline and other                         235            127            362
 Contract settlement                         11                            11
 Interest income                              2             24             26
                                        -------        -------        -------

 Total revenue                            6,349          2,073          8,422
                                        -------        -------        -------

 Production operating expense             2,055            501          2,556
 General and administrative expense         674            123            797
 Interest expense                           418            186            604
 Depreciation, depletion, and
 amortization                             1,772            578          2,350
 Other                                       70             46            116
                                        -------        -------        -------

 Total expense                            4,989          1,434          6,423
                                        -------        -------        -------

 Income (Loss) before Income Taxes        1,360            639          1,999
                                        -------        -------        -------

 Provision (Benefit) for Income
 Taxes:
 Current                                     36                            36
 Deferred                               -------        -------        -------
                                             36                            36
                                        -------        -------        -------

 Net income (loss)                     $  1,324       $    639       $  1,963
                                        =======        =======        =======

                                         For the Quarter Ended June 30, 1995
                                         Direct
                                         Owned           HEP           Total

 Oil production (bbl)                       144             19            163
 Gas production (mcf)                     1,436            245          1,681


 Average oil price                       $17.01         $18.31         $17.15
 Average gas price                       $ 1.50         $ 1.67         $ 1.53

 Oil revenue                           $  2,449       $    348       $  2,797
 Gas revenue                              2,159            410          2,569
 Pipeline and other                         140             70            210
 Contract settlement                         12                            12
 Interest income                             27              7             34
                                        -------        -------        -------

 Total revenue                            4,787            835          5,622
                                        -------        -------        -------

 Production operating expense             1,816            204          2,020
 General and administrative expense         839             96            935
 Interest expense                           275             89            364
 Depreciation, depletion, and
 amortization                             1,706            267          1,973
 Impairment of oil and gas
 properties                               5,000                         5,000
 Other                                                      35             35
                                        -------        -------        -------
 Total expense                            9,636            691         10,327
                                        -------        -------        -------

 Income (Loss) before Income Taxes       (4,849)           144         (4,705)
                                        -------        -------        -------

 Provision (Benefit) for Income
 Taxes:
 Current                                     44                            44
 Deferred                                (1,017)                       (1,017)
                                        -------        -------        -------
                                           (973)                         (973)
                                        -------        -------        -------

 Net income (loss)                     $ (3,876)      $    144       $ (3,732)
                                        =======        =======        =======




                TABLE OF HCRC EARNINGS FOR MANAGEMENT DISCUSSION
                           (In thousands except price)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                       For the Six Months Ended June 30, 1996
                                         Direct
                                         Owned           HEP           Total

 Oil production (bbl)                       348             93            441
 Gas production (mcf)                     3,037          1,114          4,151

 Average oil price                       $19.24         $18.88         $19.17
 Average gas price                       $ 1.81         $ 2.05         $ 1.87

 Oil revenue                           $  6,697       $  1,756       $  8,453
 Gas revenue                              5,491          2,283          7,774
 Pipeline and other                         446            262            708
 Contract settlement                         21                            21
 Interest income                              6             37             43
                                        -------        -------        -------

 Total revenue                           12,661          4,338         16,999
                                        -------        -------        -------


 Production operating expense             4,135          1,095          5,230
 General and administrative expense       1,287            334          1,621
 Interest expense                           947            397          1,344
 Depreciation, depletion, and
 amortization                             3,700          1,207          4,907
 Other                                       70             46            116
                                        -------        -------        -------

 Total expense                           10,139          3,079         13,218
                                        -------        -------        -------

 Income (Loss) before Income Taxes        2,522          1,259          3,781
                                        -------        -------        -------
 Provision (Benefit) for Income
 Taxes:
 Current                                     68                            68
 Deferred
                                        -------        -------        -------
                                             68                            68
                                        -------        -------        -------

 Net income (loss)                     $  2,454       $  1,259       $  3,713
                                        =======        =======        =======


                                       For the Six Months Ended June 30, 1995
                                         Direct
                                         Owned           HEP           Total

 Oil production (bbl)                       261             37            298
 Gas production (mcf)                     2,692            483          3,175

 Average oil price                       $17.18         $18.40         $17.33
 Average gas price                        $1.54         $ 1.80         $ 1.58

 Oil revenue                           $  4,484       $    681       $  5,165
 Gas revenue                              4,137            874          5,011
 Pipeline and other                         767            117            884
 Contract settlement                         21                            21
 Interest income                             62             15             77
                                        -------        -------        -------

 Total revenue                            9,471          1,687         11,158
                                        -------        -------        -------

 Production operating expense             3,424            458          3,882
 General and administrative expense       1,630            227          1,857
 Interest expense                           494            176            670
 Depreciation, depletion, and
 amortization                             3,239            539          3,778
 Impairment of oil and gas
 properties                               9,066            357          9,423
 Other                                                      72             72
                                        -------        -------        -------

 Total expense                           17,853          1,829         19,682
                                        -------        -------        -------

 Income (Loss) before Income Taxes       (8,382)          (142)        (8,524)
                                        -------        -------        -------

 Provision (Benefit) for Income
 Taxes:
 Current                                     88                            88
 Deferred                                (2,588)                       (2,588)
                                        -------        -------        -------
                                         (2,500)                       (2,500)
                                        -------        -------        -------

 Net income (loss)                     $ (5,882)      $   (142)      $ (6,024)
                                        =======        =======        =======

SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995

OIL REVENUE

Oil revenue increased $1,583,000, during the second quarter of 1996 as compared with the second quarter of 1995. The increase in revenue is comprised of an increase in oil production from 163,000 barrels in 1995 to 213,000 barrels in 1996 combined with an increase in the average oil price from $17.15 per barrel in 1995 to $20.56 per barrel in 1996. The increase in production is due to increased production from exploratory and developmental drilling projects in Montana, Wyoming and West Texas, partially offset by normal production declines. Because the Company's hedged oil prices were lower than average posted prices in 1996, the effect of hedging transactions, as described above, was to decrease the Company's average oil price from $21.00 per barrel to $20.56 per barrel, resulting in a $94,000 decrease in revenue.

GAS REVENUE

Gas revenue increased $1,074,000 during the second quarter of 1996 as compared with the second quarter of 1995. The increase is comprised of an increase in gas production from 1,681,000 mcf in 1995 to 2,023,000 mcf in 1996, combined with an increase in price from $1.53 per mcf in 1995 to $1.80 per mcf in 1996. The increase in production is due to increased production from exploratory and developmental drilling projects in Montana, Wyoming and West Texas, partially offset by normal production declines. The effect of the Company's hedging activity was to maintain the Company's average gas price at $1.80 per mcf, resulting in an immaterial impact on revenue.

PIPELINE AND OTHER

Pipeline and other revenue consists of revenue derived from salt water disposal, incentive payments from certain wells in San Juan County and other miscellaneous items. Pipeline and other revenue increased $152,000 during the second quarter of 1996 as compared with the second quarter of 1995. The increase is primarily due to an increase in HCRC's pro rata share of HEP's pipeline and other income as well as an increase in numerous miscellaneous items, none of which are individually significant.

INTEREST INCOME

Interest income decreased $8,000 during the second quarter of 1996 as compared with the second quarter of 1995 primarily due to a lower average cash balance during 1996.

PRODUCTION OPERATING EXPENSE

Production operating expense increased $536,000 during the second quarter of 1996 as compared with the second quarter of 1995, primarily as a result of increased production taxes and operating expenses due to the increased oil and gas revenue as discussed previously.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense includes costs incurred for direct administrative services such as legal, audit and reserve reports as well as allocated internal overhead incurred by Hallwood Petroleum, Inc. ("HPI"), an affiliate of HCRC, which manages and operates certain oil and gas properties on behalf of the Company. These costs decreased $138,000 during the second quarter of 1996 as compared with the second quarter of 1995, because of a decrease in allocated internal overhead expenses.

INTEREST EXPENSE

Interest expense increased $240,000 during the second quarter of 1996 as compared with the second quarter of 1995. The increase is primarily the result of a higher outstanding debt balance during 1996.

DEPRECIATION, DEPLETION AND AMORTIZATION

Depreciation, depletion and amortization expense increased $377,000 during the second quarter of 1996 as compared with the second quarter of 1995. The increase is due to a higher depletion rate caused by the increase in production as previously discussed.

IMPAIRMENT OF OIL AND GAS PROPERTIES

Impairment of oil and gas properties during 1995 represents the property impairment recorded by the Company because capitalized costs at June 30, 1995 exceeded the present value (discounted at 10%) of estimated future net revenues from proved oil and gas reserves based on prices received at June 30, 1995 of $16.50 per barrel of oil and $1.50 per mcf of gas.

OTHER

Other expenses is comprised of numerous miscellaneous items, none of which are individually significant.

PROVISION (BENEFIT) FOR INCOME TAXES

Income taxes for the second quarter of 1996 are less than would be expected using the statutory rate due to the change in the valuation allowance due to the utilization of net operating loss carryforwards.

FIRST SIX MONTHS 1996 COMPARED TO FIRST SIX MONTHS 1995

The comparisons for the first six months of 1996 and the first six months of 1995 are consistent with those discussed in the second quarter 1996 compared to the second quarter 1995 except for the following:

OIL REVENUE

Oil revenue increased $3,288,000 or 64%. The increase is comprised of an increase in average oil prices from $17.33 per barrel in 1995 to $19.17 per barrel in 1996 combined with an increase in production from 298,000 barrels in 1995 to 441,000 barrels in 1996. The production increase is due to increased production from developmental drilling projects in West Texas, partially offset by normal production declines.

The effect of HCRC's hedging transactions was to decrease HCRC's average oil price from $19.41 per barrel to $19.17 per barrel, representing a $106,000 decrease in revenues.

GAS REVENUE

Gas revenue increased $2,763,000 during the first six months of 1996 as compared with the first six months of 1995. The increase is comprised of an increase in price from $1.58 per mcf in 1995 to $1.87 per mcf in 1996 combined with an increase in production from 3,175,000 mcf in 1995 to 4,151,000 mcf in 1996. The production increase is due to increased production from developmental drilling projects in West Texas, partially offset by normal production declines.

The effect of HCRC's hedging transactions was to decrease HCRC's average gas price from $1.90 per mcf to $1.87 per mcf, representing a $125,000 reduction in revenue from hedging transactions.

PIPELINE AND OTHER

Pipeline and other revenue consists of revenue derived from salt water disposal, incentive payments from the sale of a term working interest in certain wells in San Juan County and other miscellaneous items. Pipeline and other revenue decreased by $176,000 during the first six months of 1996 as compared with the first six months of 1995, primarily due to a payout adjustment on one of HCRC's wells which occurred during the first six months of 1995.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense decreased $236,000 during the first six months of 1996 as compared with the first six months of 1995 primarily due to bank fees associated with the extension of HCRC's line of credit during the first quarter of 1995.

IMPAIRMENT OF OIL AND GAS PROPERTIES

Impairment of oil and gas properties during the first six months of 1995 includes the write-off of HCRC s Indonesian operations as well as the previously discussed property impairment.

PART II -  OTHER INFORMATION


ITEM 1  -  LEGAL PROCEEDINGS

           Reference is made to Item 8 - Note 16 of Form 10-K for the year ended December 31, 1995, and Item 1 - Note 6 of this Form 10-Q.


ITEM 2  -  CHANGES IN SECURITIES

           None.


ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES

           None.


ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On May 14, 1996, HCRC held its Annual Meeting of Shareholders at which Anthony J. Gumbiner, William L. Guzzetti, Brian M. Troup, John
           R. Isaac, Jr., and Jerry A. Lubliner were elected directors. Following is the number of votes cast for and withheld for each of the directors:

              Name                         Votes For        Votes Withheld

     Anthony J. Gumbiner                    855,744              33,732
     William L. Guzzetti                    855,767              33,739
     Brian M. Troup                         855,789              33,717
     John R. Isaac, Jr.                     848,163              35,343
     Jerry A. Lubliner                      848,174              35,332
<F1>
         There were no abstentions or broker non-votes.


ITEM 5  -  OTHER INFORMATION

           None.


ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

           None.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            HALLWOOD CONSOLIDATED RESOURCES CORPORATION




 Date: August 9, 1996       By: /s/Robert S. Pfeiffer
                                 Robert S. Pfeiffer, Vice President
                                 (Chief Financial Officer)