Form 10-Q
period 1996-09-30
HALLWOOD CONSOLIDATED RESOURCES CORP
filed 1996-11-14
CIK 883953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19931


                   HALLWOOD CONSOLIDATED RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)



              Delaware
(State or other jurisdiction of                                       84-1176750
incorporation or organization)                                  (I.R.S. Employer
                                                          Identification Number)
  4582 South Ulster Street Parkway
              Suite 1700
          Denver, Colorado                                              80237
(Address of principal executive offices)                            (Zip Code)

       Registrant's telephone number, including area code: (303) 850-7373

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Shares of Common Stock outstanding at November 12, 1996                 992,014




PART I.  FINANCIAL  INFORMATION
ITEM 1.  FINANCIAL  STATEMENTS

                                  HALLWOOD  CONSOLIDATED  RESOURCES  CORPORATION
                                                  BALANCE  SHEETS
                                                    (Unaudited)
                                           (In thousands except Shares)



                                                                                  September 30,            December 31,
                                                                                       1996                    1995

CURRENT ASSETS
    Cash and cash equivalents                                                        $     404                $  1,139
    Accrued oil and gas sales                                                            3,647                   2,674
    Due from affiliates                                                                  1,183                     381
    Prepaid and other assets                                                               393                     111
    Current assets of affiliates                                                         4,153                   4,007
                                                                                      --------               ---------
          Total current assets                                                           9,780                   8,312
                                                                                      --------               ---------

PROPERTY, PLANT AND EQUIPMENT, at cost
    Oil and gas properties (full cost method)
       Proved oil and gas properties                                                   274,895                 268,152
       Unproved mineral interests                                                        1,554                     571
                                                                                     ---------              ----------
          Total                                                                        276,449                 268,723
    Less - accumulated depreciation, depletion,
       amortization and property impairment                                          (210,473)               (203,290)
                                                                                      -------                 -------
          Net property, plant and equipment                                             65,976                  65,433
                                                                                      --------                --------

OTHER ASSETS
    Noncurrent assets of affiliates                                                         40                     194
                                                                                   -----------              ----------

TOTAL ASSETS                                                                          $ 75,796               $  73,939
                                                                                       =======                ========
















                                         (Continued on the following page)




                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                                  BALANCE SHEETS
                                                    (Unaudited)
                                           (In thousands except Shares)



                                                                                   September 30,            December 31,
                                                                                        1996                    1995

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                         $   2,281               $   3,675
    Current portion of contract settlement obligation                                                              143
    Current portion of long-term debt                                                    2,500
    Current liabilities of affiliates                                                    4,117                  11,696
                                                                                      --------                --------
          Total current liabilities                                                      8,898                  15,514
                                                                                      --------                --------

NONCURRENT LIABILITIES
    Contract settlement obligation                                                         927                     904
    Long-term debt                                                                      17,500                  12,000
    Long-term liabilities of affiliates                                                  7,590                   8,740
    Deferred liability                                                                     114                     146
                                                                                     ---------              ----------
          Total noncurrent liabilities                                                  26,131                  21,790
                                                                                       -------                --------
          Total liabilities                                                             35,029                  37,304
                                                                                       -------                --------

STOCKHOLDERS' EQUITY
    Common  stock par value  $.01;  2,000,000  shares  authorized;  992,014  and
       1,081,763 shares issued at 1996 and
       1995, respectively                                                                  111                     111
    Additional paid-in capital                                                          79,980                  81,730
    Accumulated deficit                                                               (35,450)                (41,376)
    Treasury stock - 86,426 and 83,980 shares
       at 1996 and 1995, respectively                                                  (3,874)                 (3,830)
                                                                                     --------               ---------
          Stockholders' equity - Net                                                    40,767                  36,635
                                                                                       -------                --------

TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                                                            $ 75,796               $  73,939
                                                                                       =======                ========













                                    The    accompanying  notes  are an  integral
                                           part of the financial statements.



                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                       (In thousands except per Share data)



                                                                                            For the Three Months Ended
                                                                                             September 30,
                                                                                         1996                    1995

REVENUES:
    Oil revenue                                                                       $  4,107                $  3,271
    Gas revenue                                                                          4,163                   2,650
    Pipeline and other                                                                     277                     342
    Contract settlement                                                                     14                      11
    Interest income                                                                         33                      35
                                                                                     ---------               ---------
                                                                                         8,594                   6,309
                                                                                       -------                 -------

EXPENSES:
    Production operating expense                                                         2,471                   2,024
    General and administrative                                                             993                     850
    Interest expense                                                                       594                     444
    Depreciation, depletion and amortization                                             2,276                   1,997
    Other                                                                                                           45
                                                                                   -----------               ---------
                                                                                         6,334                   5,360
                                                                                       -------                 -------

INCOME BEFORE INCOME TAX                                                                 2,260                     949
                                                                                       -------                --------

PROVISION (BENEFIT) FOR INCOME TAX:
    Current                                                                                 47                    (58)
                                                                                     ---------              ---------

NET INCOME                                                                            $  2,213                $  1,007
                                                                                       =======                 =======

NET INCOME PER SHARE                                                                 $    2.39              $      .94
                                                                                      ========               =========

WEIGHTED AVERAGE COMMON SHARES AND
   COMMON SHARE EQUIVALENTS OUTSTANDING                                                    927                   1,067
                                                                                      ========                ========












                                   The accompanying notes are an integral part of the financial statements.




                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                       (In thousands except per Share data)



                                                                                         For the Nine Months Ended
                                                                                              September 30,
                                                                                         1996                  1995

REVENUES:
    Oil revenue                                                                       $ 12,560                $  8,436
    Gas revenue                                                                         11,937                   7,661
    Pipeline and other                                                                     983                   1,226
    Contract settlement                                                                     35                      32
    Interest income                                                                         76                     112
                                                                                    ----------                --------
                                                                                        25,591                  17,467
                                                                                       -------                  ------

EXPENSES:
    Production operating expense                                                         7,701                   5,906
    General and administrative                                                           2,614                   2,707
    Interest expense                                                                     1,938                   1,114
    Depreciation, depletion and amortization                                             7,183                   5,775
    Impairment of oil and gas properties                                                                         9,423
    Other                                                                                  114                     117
                                                                                     ---------                --------
                                                                                        19,550                  25,042
                                                                                       -------                  ------

INCOME (LOSS) BEFORE INCOME TAX                                                          6,041                 (7,575)
                                                                                       -------                 ------

PROVISION (BENEFIT) FOR INCOME TAX:
    Current                                                                                115                      30
    Deferred                                                                                                   (2,588)
                                                                                  ------------                 ------
                                                                                           115                 (2,558)
                                                                                     ---------                 ------

NET INCOME (LOSS)                                                                    $   5,926                $(5,017)
                                                                                      ========                 ======

NET INCOME (LOSS) PER SHARE                                                         $     6.41               $  (4.70)
                                                                                     =========                =======

WEIGHTED AVERAGE COMMON SHARES AND
  COMMON SHARE EQUIVALENTS OUTSTANDING                                                     924                   1,067
                                                                                      ========                 =======








                                   The accompanying notes are an integral part of the financial statements.



                                   HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (In thousands)


                                                                                         For the Nine Months Ended
                                                                                                September 30,
                                                                                         1996                    1995

OPERATING ACTIVITIES:
    Net income (loss)                                                                $   5,926               $ (5,017)
    Adjustments to reconcile net income (loss)
       to net cash provided by operating activities:
       Depreciation, depletion, amortization and
          impairment                                                                     7,183                  15,198
       Deferred income tax benefit                                                                             (2,588)
       Noncash interest expense                                                             61                      86
       Undistributed earnings of affiliates                                            (4,374)                 (1,853)
       Recoupment of take-or-pay liability                                                (98)                   (125)
                                                                                   ----------                --------

              Cash provided by operations before
                 working capital changes                                                 8,698                   5,701

    Changes in  assets  and  liabilities  provided  (used)  cash net of  noncash activity:
          Accrued oil and gas sales                                                      (973)                     469
          Due from affiliates                                                            (802)                   (887)
          Prepaid and other assets                                                       (571)                     115
          Accounts payable and accrued liabilities                                     (1,394)                     302
          Payable to affiliate                                                                                   (247)
                                                                                  ------------               --------

              Net cash provided by operating activities                                  4,958                   5,453
                                                                                      --------                 -------

INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (2,101)                 (6,822)
    Exploration and development costs incurred                                         (5,609)                 (5,626)
    Proceeds from oil and gas property sales                                             1,364                     509
    Refinance of Spraberry investment                                                  (6,338)
    Distributions received from affiliates                                                 858                     706
    Other                                                                                    3                      14
                                                                                   -----------               ---------

              Net cash used in investing activities                                   (11,823)                (11,219)
                                                                                      -------                 -------

FINANCING ACTIVITIES:
    Repurchase and retirement of common stock                                          (1,752)
    Proceeds from long-term debt                                                         9,000                   4,000
    Payments of long-term debt                                                         (1,000)
    Payments on contract settlement obligation                                           (118)                   (387)
                                                                                   ----------                ---------

              Net cash provided by financing activities                                  6,130                   3,613
                                                                                      --------                 -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (735)                 (2,153)

CASH AND CASH EQUIVALENTS:
    Balance, beginning of period                                                         1,139                   2,779
                                                                                      --------                 -------
    Balance, end of period                                                          $      404               $     626
                                                                                     =========                ========



                                    The    accompanying  notes  are an  integral
                                           part of the financial statements.

                   HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Hallwood Consolidated Resources Corporation ("HCRC" or the "Company") is a Delaware corporation engaged in the development, production, sale and transportation of oil and gas, and in the acquisition, exploration, development and operation of oil and gas properties. The Company's properties are primarily located in the Rocky Mountain, MidContinent, Texas and Gulf Coast regions of the United States.

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

Treasury Stock

As the Company owns approximately 19% of the outstanding units of HEP which owns approximately 46% and 40% of the Company's common stock, at September 30, 1996 and December 31, 1995, respectively. The Company has an interest in 86,426 and 83,980 of its own shares at September 30, 1996 and December 31, 1995, respectively. These shares are treated as treasury stock in the accompanying financial statements.

Net Income (Loss) per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding during the reporting period. The stock options granted during 1995 are considered to be common share equivalents since January 1, 1996 because the market price of the common stock has exceeded the exercise price of the options since that date. The number of common share equivalents was computed using the treasury stock method which assumes that the increase in the number of common shares is reduced by the number of common shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common stock during the reporting period).

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the classifications used in the current period. The share and per share amounts for all periods presented have been restated to give effect to a one for ten share reverse split which was effective November 9, 1995.

NOTE 3 - DEBT

On March 31, 1995 the Company and its banks amended their credit agreement to extend the maturity date to May 31, 1997. On April 1, 1996, the banks increased their loan commitments under the credit agreement from $18,000,000 to $22,000,000. The borrowing base is currently $23,000,000, however, the Company's borrowings are presently limited to the bank's commitment level. As of September 30, 1996, the Company has borrowed $20,000,000 against the credit line. HCRC's borrowing base is further reduced by an outstanding contract settlement obligation of $927,000; therefore, unused borrowing base totaled $2,073,000 at November 12, 1996.

Borrowings against the credit line bear interest, at the option of the Company, at either (i) the banks' Certificate of Deposit rate plus 1.875%, (ii) the Euro-Dollar rate plus 1.75% or (iii) the higher of the prime rate of Morgan Guaranty Trust or the sum of one-half of 1% plus the Federal funds rate, plus
 .75% (7.2% at September 30, 1996). Interest is payable at least quarterly, and quarterly principal payments of $1,250,000, commence May 31, 1997. The credit facility is secured by a first lien on approximately 80% in value of the Company's oil and gas properties.

HCRC has entered into contracts to hedge its interest rate payments on $7,000,000 of its debt for 1996 and 1997 and $5,000,000 for 1998. HCRC does not use the hedges for trading purposes, but rather for the purpose of providing a measure of predictability for a portion of HCRC's interest payments under its debt agreement which has a floating interest rate. In general, it is HCRC's goal to hedge 50% of the principal amount of its debt for the next two years and 25% for each year of the remaining term of the debt. HCRC has entered into two hedges, one of which is an interest rate collar pursuant to which it pays a floor rate of 7.55% and a ceiling rate of 9.85% and the other of which is an interest rate swap with a fixed rate of 7.5%. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.


NOTE 4 - ODD LOT REPURCHASE

The Company initiated an offer to repurchase odd lot holdings of 99 or fewer shares from its stockholders of record as of November 30, 1995. The offer was initially for the period from November 30, 1995 through January 5, 1996 and was subsequently extended through January 26, 1996. The Company repurchased a total of 98,869 shares through the January 26, 1996 closing date. The repurchase price was $24.09 per share.

On April 1, 1996, HCRC initiated another offer to purchase holdings of 99 shares or fewer from its stockholders of record as of March 25, 1996. The offer was for the period from April 1, 1996 through May 3, 1996. The Company repurchased a total of 25,930 shares at a purchase price of $34.00 per share. HCRC resold 12,965 of these shares to HEP at the price paid by HCRC for such shares.


NOTE 5 - STATEMENT OF CASH FLOWS

Cash paid for interest during the nine months ended September 30, 1996 and 1995 was $980,000 and $414,000, respectively. Cash paid for income taxes during the nine months ended September 30, 1996 and 1995 was $59,000 and $202,000, respectively.


NOTE 6 - ACQUISITION OF PROPERTY INTERESTS

On July 1, 1996, HCRC and HEP completed a transaction involving the acquisition from Fuel Resources Development Co., a wholly owned subsidiary of Public Service Company of Colorado, and other interest owners of their interest in 38 coal bed methane wells located in La Plata County, Colorado and Rio Arriba, New Mexico. Thirty-four of the wells, estimated to have reserves of 53 bcf, were assigned to 44 Canyon LLC ("44 Canyon"), a special purpose entity owned by a large east coast financial institution. The wells qualify for tax credits under Section 29 of the Internal Revenue

Code. Hallwood Petroleum, Inc. ("HPI") will manage and operate the properties on behalf of 44 Canyon. The $27.8 million purchase price was funded by 44 Canyon through the sale of a volumetric production payment to an affiliate of Enron Capital & Trade Resources Corp., a subsidiary of Enron Corp., the sale of a subordinated production payment and certain other property interests for $3.45 million to an affiliate of HCRC and HEP, and additional cash contributed by the owners of 44 Canyon. The affiliate of HCRC and HEP which purchased the subordinated production payment and other property interests is owned equally by HCRC and HEP. The interests in the four wells in Rio Arriba County were acquired directly by HEP and HCRC. As a result of the transaction, HCRC expects to add 10 BCF of gas to its reserve base, which represents approximately 95% of its estimated 1996 production.


NOTE 7 - LEGAL PROCEEDINGS

On April 23, 1992, a lawsuit was filed in the Chancery Court for New Castle County, Delaware, styled Tappe v. Hallwood Consolidated Resources Corporation, Hallwood Consolidated Partners, L. P., Hallwood Oil and Gas, Inc., Hallwood Energy Partners, L.P., and Hallwood Petroleum, Inc. (C.A. No. 12536). The lawsuit seeks to rescind the conversion of Hallwood Consolidated Partners, L.P. ("HCP") into the Company ("Conversion") and to recover damages in unspecified amounts. The plaintiff also seeks class certification to represent similarly situated HCP unitholders. In general, the suit alleges that the defendants breached fiduciary duties to HCP unitholders by, among other things, proposing allocation of common stock in the Conversion on a basis that the plaintiff alleges is unfair, failing to require that the allocation be approved by an independent third party, causing the costs of proposing the Conversion to be borne indirectly by the partners of HCP whether or not the Conversion was completed and failing to disclose certain matters in the Consent Statement/Prospectus soliciting consents to the Conversion. The defendants believe that they fully considered and disclosed all material information in connection with the Conversion, and they believe that the suit is without merit. HCRC plans to vigorously defend this case, but because of its early stages, cannot predict the outcome of this matter or any possible effect an adverse outcome might have.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash Flow

The Company generated $4,958,000 of cash flow from operating activities during the first nine months of 1996.

The other primary cash inflows were:

    o  $9,000,000 in proceeds from long-term borrowings

    o  $858,000 in distributions received from affiliates

    o  $1,364,000 in proceeds oil and gas property sales

Cash was used for:

     o $7,710,000 for additions to property and exploration and development costs

    o  $6,338,000 for the refinance of Spraberry investment

    o  $1,752,000 for the repurchase and retirement of common stock

    o  $1,000,000 for the repayment of debt

    o  $118,000 for payments of contract settlement obligation

This resulted in a decrease in the Company's cash of $735,000 for the nine months ended September 30, 1996 from $1,139,000 at December 31, 1995 to $404,000 at September 30, 1996.

Development Projects and Acquisitions

Through September 30, 1996, HCRC incurred approximately $1,752,000 for an odd lot share repurchase discussed below, and $7,710,000 for exploration, development and acquisition costs, toward the 1996 capital budget of $13,700,000. The expenditures were comprised of approximately $5,609,000 for exploration and development expenditures and approximately $2,101,000 for property acquisitions. A description of significant exploration and development projects to date in 1996 follows.

HCRC continues to devote capital resources to the West Texas Kermit area in 1996. HCRC has drilled or participated in the drilling of fourteen wells, thirteen of which were successful, and participated in four recompletions, three of which were successful, in the first nine months of 1996, for a total cost of approximately $620,000. The wells in this area are currently producing approximately 700 gross equivalent barrels of oil per day. HCRC's interest in these wells averages 14%. HCRC has plans to drill or recomplete up to nine additional wells by year end.

HCRC acquired 106 square miles of three dimensional (3-D) seismic data on the Cowden Ranch in Crane County, Texas. The prospect is operated by a major oil company, and HCRC has a 12.5% working interest. HCRC's share of costs to date is $455,000. Seismic interpretation was recently completed, and two exploratory wells are planned for the fourth quarter of 1996, with additional exploratory activity to follow in 1997.

HCRC acquired 3-D seismic data and related acreage in the Merkel Project Area which covers 18 square miles in Jones, Taylor and Nolan Counties, Texas. Expenditures in the first nine months of 1996 totaled $567,000. Thus far, HCRC has participated in drilling five wells on four exploration prospects for a total cost of $135,000, including one well drilled in late 1995. Four of the wells are each producing at average rates of 70 gross barrels of oil per day, two of the wells encountered multiple pay zones but only one zone is currently producing, and one well was unsuccessful. HCRC's interest in the wells is 25%. Two wells are planned for the fourth quarter of 1996, and an additional 10 prospects will be tested in 1997 and beyond. An additional 74 square miles of 3-D seismic data, which is presently being interpreted, was acquired in the same area. HCRC's working interest in this area averages 55%, and prospect exploratory drilling will begin in the first quarter of 1997. Preliminary work indicates as many as 25 wells may be drilled.

HCRC incurred approximately $305,000 in the first quarter, net to HCRC's interest, for four recompletions and one drilled well in the Rocker "b" Ranch in Reagan County, Texas. This activity increased HCRC's share of production by 55 equivalent barrels of oil per day. During the first quarter, HCRC also acquired interests in five additional producing leases on the Rocker "b" Ranch for a total of $93,000. Effective April 1, 1996, HCRC repaid its share of the bank debt of Hallwood Spraberry Drilling Company, L.L.C. ("HSD") through additional borrowings on its bank credit agreement and assumed direct ownership of its share of HSD's properties. In the second and third quarters of 1996, HCRC recompleted five wells, four of which were successful, and drilled one additional well for a total cost of $230,000. This activity resulted in increasing HCRC's share of production by 57 equivalent barrels of oil per day. HCRC plans to recomplete at least five more wells before year end and will consider other work, if the capital is available. Exploration in this area is expected to slow toward the end of 1997 as HCRC's undeveloped acreage position declines.

HCRC participated in the drilling of two nonoperated wells in Williams County, North Dakota in the latter part of 1995 and the first quarter of 1996, one of which was dry and the other only marginally successful, for a total cost of approximately $300,000. HCRC also drilled an exploratory dry hole in Richland County, Montana, at a cost of $150,000. HCRC completed an Interlake Formation development well, drilled in the third quarter at a net cost of approximately $535,000. This well is currently producing at a rate of 130 barrels of oil per day, and HCRC's interest is 45%.

In the San Juan Basin area of Colorado, HCRC, through an affiliate La Plata Associates LLC ("LPA"), acquired interests in 34 coal bed methane wells located in La Plata County, Colorado for $1,450,000. HCRC's interest in the wells is expected to add 10 bcf of gas to its reserve base, which represents approximately 95% of its estimated 1996 production. The acquisition was completed on July 1, 1996. Seven refracs/recompletions have been completed since July 1 at a net cost to HCRC of approximately $300,000. Numerous other recompletions and facility projects are planned for 1996 at an estimated total net cost to HCRC of $500,000. Gross production has increased by approximately 2,500 mcf of gas per day as a result of the work done to date. Similar activity levels in 1997 are anticipated on these newly acquired properties. In other parts of the New Mexico portion of the San Juan Basin area, HCRC has recompleted three wells, two of which were successful, drilled two wells and is converting another well to be a disposal well. The total cost for this work was $435,000, and HCRC's share of this production is approximately 41%.

Numerous other projects, which are individually less significant have been completed or are underway in Kansas, Louisiana, Texas and New Mexico including participation in five other 3-D seismic data acquisition programs not included in the above activity. HCRC is also actively evaluating acquisitions in strategic areas. Such acquisitions would be financed using the capital budget, supplemented by external financing when appropriate.

Property Sales

During the third quarter of 1996, HCRC received approximately $175,000 for the sale of its interests in the Hoople Field in Crosby County, Texas. HCRC also received another $21,000 in early April for the sale of various nonstrategic properties at auction. In June 1996, HCRC completed the sale of its interests in the Bethany Longstreet area of Louisiana (approximately 175,000 equivalent barrels of oil, measured using December 31, 1995 pricing) for approximately $1,100,000.

Odd Lot Repurchase

The Company made an offer to repurchase odd lot holdings of 99 or fewer shares from its stockholders of record as of November 30, 1995. The offer was initially for the period from November 30, 1995 through January 5, 1996 and was subsequently extended through January 26, 1996. The Company repurchased a total of 98,869 shares through the January 26, 1996 closing date for $2,382,000 at a purchase price of $24.09 per share, of which $1,312,000 was expended during 1996.

On April 1, 1996, HCRC made another offer to purchase holdings of 99 shares or fewer from its stockholders of record as of March 25, 1996. The offer was for the period from April 1, 1996 through May 3, 1996. The Company repurchased a total of 25,930 shares at a purchase price of $34.00 per share. HCRC resold 12,965 of these shares to HEP at the price paid by HCRC for such shares.

Financing

On March 31, 1995 the Company and its banks amended their credit agreement to extend the maturity date to May 31, 1997. On April 1, 1996, the banks increased their loan commitments under the credit agreement from $18,000,000 to $22,000,000. The borrowing base is currently $23,000,000, however, the Company's borrowings are presently limited to the bank's commitment level. As of September 30, 1996, the Company has borrowed $20,000,000 against the credit line. HCRC's borrowing base is further reduced by an outstanding contract settlement obligation of $927,000; therefore, unused borrowing base totaled $2,073,000 at November __, 1996.

Borrowings against the credit line bear interest, at the option of the Company, at either (i) the banks' Certificate of Deposit rate plus 1.875%, (ii) the Euro-Dollar rate plus 1.75% or (iii) the higher of the prime rate of Morgan Guaranty Trust or the sum of one-half of 1% plus the Federal funds rate, plus
 .75% (7.2% at September 30, 1996). Interest is payable at least quarterly, and quarterly principal payments of $1,250,000, commence May 31, 1997. The credit facility is secured by a first lien on approximately 80% in value of the Company's oil and gas properties.

HCRC has entered into contracts to hedge its interest rate payments on $7,000,000 of its debt for 1996 and 1997 and $5,000,000 for 1998. HCRC does not use the hedges for trading purposes, but rather for the purpose of providing a measure of predictability for a portion of HCRC's interest payments under its debt agreement which has a floating interest rate. In general, it is HCRC's goal to hedge 50% of the principal amount of its debt for the next two years and 25% for each year of the remaining term of the debt. HCRC has entered into two hedges, one of which is an interest rate collar pursuant to which it pays a floor rate of 7.55% and a ceiling rate of 9.85%, and the other is an interest rate swap with a fixed rate of 7.50%. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.

Cautionary Statement Regarding Forward-Looking Statements

In the interest of providing the Company's stockholders and potential investors with certain information regarding the Company's future plans and operations, certain statements setforth in this Form 10-Q relate to management's future plans and objectives. Such statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and in
Section 21E of the Securities Exchange Act of 1934, as amended. Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, expected to prove true and to come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things, volatility of oil and gas prices, competition, risks inherent in the Company's oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, the Company's ability to replace and expand oil and gas reserves, and such other risks and uncertainties described from time to time in the Company's periodic reports and filings with the Securities and Exchange Commission. Accordingly, stockholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted.

Inflation and Changing Prices

Prices

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Company, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, and government regulations and tax laws. Prices for both oil and gas fluctuated significantly throughout 1995 and through the third quarter of 1996. The following table sets forth the average price received each quarter by the Company and the effects of the hedging transactions described below:


                                        Oil                   Oil                    Gas                    Gas
                                   (excluding the        (including the        (excluding the         (including the
                                     effects of            effects of            effects of             effects of
                                      hedging               hedging                hedging                hedging
                                   transactions)         transactions)          transactions)          transactions)
                                       (bbl)                 (bbl)                  (mcf)                  (mcf)

First quarter 1995                     $17.08                 $17.54                 $1.43                  $1.63
Second quarter 1995                     17.01                  17.15                  1.37                   1.53
Third quarter 1995                      16.17                  16.60                  1.26                   1.45
Fourth quarter 1995                     16.93                  17.29                  1.76                   1.86
First quarter 1996                      17.92                  17.86                  2.00                   1.94
Second quarter 1996                     21.00                  20.56                  1.80                   1.80
Third quarter 1996                      21.39                  20.43                  1.99                   1.94

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

The following table provides a summary of the Company's outstanding financial contracts:


                                     Oil
                                     Percent of Direct                Contract
            Period                   Production Hedged             Floor Price
                                                                     (per bbl)

Last three months of 1996                63%                            $18.92
1997                                     43%                             17.88
1998                                     16%                             15.07
1999                                      5%                             15.88

Between 15% and 100% of the oil volumes hedged in each year are subject to a participating hedge whereby HCRC will receive the contract price if the posted futures price is lower than the contract price, and will receive the contract price plus between 25% and 75% of the difference between the contract price and the posted futures price if the posted futures price is greater than the contract price. Between 28% and 100% of the volumes hedged in each year are subject to a collar agreement whereby HCRC will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $17.00 to $19.35 per barrel.


                                     Gas
                                     Percent of Direct           Contract
            Period                    Production Hedged        Floor Price
                                                                (per mcf)

Last three months of 1996                   50%                     $1.87
1997                                        46%                      1.89
1998                                        40%                      1.91
1999                                        24%                      1.68
2000                                        12%                      1.86

Between 0% and 40% of the gas volumes hedged in each year are subject to a collar agreement whereby HCRC will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $2.65 to $2.93 per mcf.

During the fourth quarter through October 25, 1996, the oil price (for barrels not hedged) is averaging between $22.00 and $24.00 per barrel and the weighted average price of natural gas (for mcf not hedged) is averaging between $1.50 and $2.10 per mcf.

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





                                     TABLE OF HCRC EARNINGS FOR MANAGEMENT DISCUSSION
                           (In thousands except price)
               For the Quarters Ended September 30, 1996 and 1995



                                               For the Quarter Ended September 30, 1996    For the Quarter Ended September 30, 1995
                                               ----------------------------------------    ----------------------------------------
                                                  Direct                                         Direct
                                                   Owned         HEP          Total              Owned         HEP       Total

Oil production (bbl)                                  164           37           201                174           23        197
Gas production (mcf)                                1,618          527         2,145              1,551          273      1,824

Average oil price                                  $20.37       $20.70        $20.43             $16.59       $16.65     $16.60
Average gas price                                  $ 1.86       $ 2.18        $ 1.94             $ 1.37       $ 1.87     $ 1.45

Oil revenue                                       $ 3,341     $    766       $ 4,107            $ 2,888     $    383    $ 3,271
Gas revenue                                         3,012        1,151         4,163              2,140          510      2,650
Pipeline and other                                    166          111           277                308           34        342
Contract settlement                                    14                         14                 11                      11
Interest income                                        11           22            33                 29            6        35
                                                 --------     --------      --------           --------    ---------   -------

       Total revenue                                6,544        2,050         8,594              5,376          933      6,309
                                                   ------       ------        ------             ------      -------     ------

Production operating expense                        1,963          508         2,471              1,746          278      2,024
General and administrative expense                    760          233           993                757           93        850
Interest expense                                      417          177           594                353           91        444
Depreciation, depletion, and amortization           1,767          509         2,276              1,724          273      1,997
Other                                                                                                             45         45
                                               ----------   ----------    ----------         ----------     --------   --------

       Total expense                                4,907        1,427         6,334              4,580          780      5,360
                                                   ------       ------        ------             ------      -------     ------

Income before Income Tax                            1,637          623         2,260                796          153        949
                                                   ------      -------        ------            -------      -------    -------

Provision (Benefit) for Income Tax:
    Current                                            47                         47               (58)                    (58)
                                                 --------                   --------          ---------               --------

       Net income                                 $ 1,590     $    623       $ 2,213           $    854     $    153    $ 1,007
                                                   ======      =======        ======            =======      =======     ======





                                     TABLE OF HCRC EARNINGS FOR MANAGEMENT DISCUSSION
                           (In thousands except price)
              For the Nine Months Ended September 30, 1996 and 1995



                                         For the Nine Months Ended September 30, 1996   For the Nine Months Ended September 30, 1995
                                         --------------------------------------------   --------------------------------------------
                                                  Direct                                         Direct
                                                  Owned          HEP          Total              Owned         HEP        Total

Oil production (bbl)                                 512           130           642                435           60         495
Gas production (mcf)                               4,655         1,641         6,296              4,243          756       4,999

Average oil price                                 $19.60        $19.40        $19.56             $16.95       $17.73      $17.04
Average gas price                                 $ 1.83        $ 2.09        $ 1.90             $ 1.48       $ 1.83      $ 1.53

Oil revenue                                      $10,038       $ 2,522       $12,560           $  7,372      $ 1,064    $  8,436
Gas revenue                                        8,503         3,434        11,937              6,277        1,384       7,661
Pipeline and other                                   610           373           983              1,075          151       1,226
Contract settlement                                   35                          35                 32                       32
Interest income                                       17            59            76                 91           21         112
                                               ---------      --------     ---------           --------     --------    --------

       Total revenue                              19,203         6,388        25,591             14,847        2,620      17,467
                                                  ------        ------        ------             ------       ------      ------

Production operating expense                       6,098         1,603         7,701              5,170          736       5,906
General and administrative expense                 2,047           567         2,614              2,387          320       2,707
Interest expense                                   1,364           574         1,938                847          267       1,114
Depreciation, depletion, and amortization          5,467         1,716         7,183              4,963          812       5,775
Impairment of oil and gas properties                                                              9,066          357       9,423
Other                                                 68            46           114                             117         117
                                               ---------      --------      --------        -----------      -------    --------

       Total expense                              15,044         4,506        19,550             22,433        2,609      25,042
                                                  ------        ------        ------             ------       ------      ------

Income (Loss) before Income Tax                    4,159         1,882         6,041            (7,586)           11     (7,575)
                                                 -------        ------        ------           -------      --------     ------

Provision (Benefit) for Income Tax:
    Current                                          115                         115                 30                       30
    Deferred                                                                                    (2,588)                  (2,588)
                                             -----------    ----------   -----------           -------     ---------    -------
                                                     115                         115            (2,558)                  (2,558)
                                                --------    ----------      --------           -------     ---------    -------

       Net income (loss)                         $ 4,044       $ 1,882       $ 5,926          $ (5,028)    $      11   $ (5,017)
                                                  ======        ======        ======           =======      ========    =======


Third Quarter of 1996 Compared to Third Quarter of 1995

Oil Revenue

Oil revenue increased $836,000, during the third quarter of 1996 as compared with the third quarter of 1995. The increase in revenue is comprised of an increase in oil production from 197,000 barrels in 1995 to 201,000 barrels in 1996 combined with an increase in the average oil price from $16.60 per barrel in 1995 to $20.43 per barrel in 1996. The increase in production is due to increased production from exploratory and developmental drilling projects in, Montana, Wyoming and West Texas, partially offset by normal production declines. Because the Company's hedged oil prices were lower than average posted prices in 1996, the effect of hedging transactions, as described above, was to decrease the Company's average oil price from $21.39 per barrel to $20.43 per barrel, resulting in a $193,000 decrease in revenue.

Gas Revenue

Gas revenue increased $1,513,000 during the third quarter of 1996 as compared with the third quarter of 1995. The increase is comprised of an increase in gas production from 1,824,000 mcf in 1995 to 2,145,000 mcf in 1996, combined with an increase in price from $1.45 per mcf in 1995 to $1.94 per mcf in 1996. The increase in production is due to increased production from exploratory and developmental drilling projects in Montana, Wyoming and West Texas, partially offset by normal production declines. The effect of the Company's hedging activity was to decrease the Company's average gas price from $1.99 per mcf to $1.94 per mcf, resulting in a $107,000 decrease in revenue.

Pipeline and Other

Pipeline and other revenue consists of revenue derived from salt water disposal, incentive and tax credit payments from certain coal bed methane wells and other miscellaneous items. Pipeline and other revenue decreased $65,000 during the third quarter of 1996 as compared with the third quarter of 1995. The decrease is due to numerous miscellaneous items, none of which are individually significant.

Production Operating Expense

Production operating expense increased $447,000 during the third quarter of 1996 as compared with the third quarter of 1995, primarily as a result of increased production taxes and operating expenses due to the increased oil and gas production as discussed previously.

General and Administrative Expense

General and administrative expense includes costs incurred for direct administrative services such as legal, audit and reserve reports as well as allocated internal overhead incurred by Hallwood Petroleum, Inc. ("HPI"), an affiliate of HCRC, which manages and operates certain oil and gas properties on behalf of the Company. These costs increased $143,000 during the third quarter of 1996 as compared with the third quarter of 1995, because certain bank fees were incurred during the third quarter in 1996 and during the first quarter in 1995.

Interest Expense

Interest expense increased $150,000 during the third quarter of 1996 as compared with the third quarter of 1995. The increase is primarily the result of a higher outstanding debt balance during 1996.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense increased $279,000 during the third quarter of 1996 as compared with the third quarter of 1995, due to a higher depletion rate caused by the increase in production as previously discussed.

Provision (Benefit) for Income Taxes

Income taxes for the third quarter of 1996 are less than would be expected using the statutory rate due to the change in the valuation allowance due to the utilization of net operating loss carryforwards.

First Nine Months of 1996 Compared to First Nine Months of 1995

The comparisons for the first nine months of 1996 and the first nine months of 1995 are consistent with those discussed in the third quarter of 1996 compared to the third quarter of 1995 except for the following:

Oil Revenue

Oil revenue increased $4,124,000 during the first nine months of 1996 as compared with the first nine months of 1995. The increase is comprised of an increase in average oil prices from $17.04 per barrel in 1995 to $19.56 per barrel in 1996 combined with an increase in production from 495,000 barrels in 1995 to 642,000 barrels in 1996. The production increase is due to increased production from developmental drilling projects in West Texas, Montana and Wyoming, partially offset by normal production declines.

The effect of HCRC's hedging transactions was to decrease HCRC's average oil price from $20.03 per barrel to $19.56 per barrel, representing a $302,000 decrease in revenues.

Gas Revenue

Gas revenue increased $4,276,000 during the first nine months of 1996 as compared with the first nine months of 1995. The increase is comprised of an increase in price from $1.53 per mcf in 1995 to $1.90 per mcf in 1996 combined with an increase in production from 4,999,000 mcf in 1995 to 6,296,000 mcf in 1996. The production increase is due to increased production from developmental drilling projects in West Texas, Montana and Wyoming, partially offset by normal production declines.

The effect of HCRC's hedging transactions was to decrease HCRC's average gas price from $1.93 per mcf to $1.90 per mcf, representing a $189,000 reduction in revenue from hedging transactions.

Pipeline and Other

Pipeline and other revenue decreased by $243,000 during the first nine months of 1996 as compared with the first nine months of 1995, primarily due to a payout adjustment on one of HCRC's wells which occurred during the first nine months of 1995.

Interest Income

Interest income decreased $36,000 during the first nine months of 1996 as compared with the same period during 1995 primarily due to a lower average cash balance during 1996.

General and Administrative Expense

General and administrative expense decreased $93,000 during the first nine months of 1996 as compared with the first nine months of 1995 primarily due to lower overall administrative costs resulting from personnel reductions during 1995.

Impairment of Oil and Gas Properties

Impairment of oil and gas properties during the first nine months of 1995 includes the write-off of HCRC's Indonesian operations as well as a property impairment recorded because capitalized costs at June 30, 1995 exceeded the present value (discounted at 10%) of estimated future net revenues from proved oil and gas reserves based on prices received at that date.

PART II -     OTHER INFORMATION


ITEM 1  -     LEGAL PROCEEDINGS

              Reference is made to Item 8 - Note 16 of Form 10-K for the year ended December 31, 1995, and Item 1 - Note 7 of this Form 10-Q.


ITEM 2  -     CHANGES IN SECURITIES

              None.


ITEM 3  -     DEFAULTS UPON SENIOR SECURITIES

              None.


ITEM 4  -     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------

              None.


ITEM 5  -     OTHER INFORMATION

              None.


ITEM 6  -     EXHIBITS AND REPORTS ON FORM 8-K

              None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION



Date: November 12, 1996                  By:   /s/Robert S. Pfeiffer
     ------------------------------         ------------------------
                       Robert S. Pfeiffer, Vice President
                                                (Chief Financial Officer)