Form 10-K405
period 1996-12-31
HALLWOOD CONSOLIDATED RESOURCES CORP
filed 1997-03-25
CIK 883953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

MARK ONE
     |X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 1996

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19931


                   HALLWOOD CONSOLIDATED RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)



         Delaware                                                     84-1176750
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)
4582 South Ulster Street Parkway
              Suite 1700
         Denver, Colorado                                                  80237
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (303) 850-7373

           Securities Registered Pursuant to Section 12(b) of the Act:


                                                           Name of each exchange
Title of each class                                          on which registered
     None                                                          None

           Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|
 No  |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 20, 1997 was approximately $38,473,848.

      Shares of Common Stock outstanding at March 20, 1997: 992,514 Shares.

                     Page 1 of 50 (Exhibit begins on Page 49)

                                     PART I



ITEM 1 - BUSINESS

Hallwood Consolidated Resources Corporation ("HCRC" or the "Company") is a Delaware corporation engaged in the development, production and sale of oil and gas, and in the acquisition, exploration, development and operation of oil and gas properties. The principal objective of HCRC is to pursue asset growth through the replacement and enhancement of oil and gas reserves.

HCRC does not engage in any other line of business nor does it have any employees. Hallwood Petroleum, Inc. ("HPI"), an affiliate of HCRC, operates the properties and administers the day to day activities of HCRC and its affiliates. On March 20, 1997, HPI had 127 employees.

Marketing

The oil and gas produced from the properties owned by HCRC has typically been marketed through normal channels for such products. Oil is generally sold to purchasers at field prices posted by the principal purchasers of crude oil in the areas where the producing properties are located. In response to the volatility in the oil markets, HCRC entered into financial contracts for hedging the price of between 5% and 44% of its estimated oil production for 1997 through 1999.

The majority of HCRC's gas production is sold on the spot market and is transported in intrastate and interstate pipelines. HCRC has entered into financial contracts for hedging the price of between 12% and 43% of its estimated gas production for 1997 through 2000.

The purpose of the hedges is to provide protection against price drops and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of these contracts are recognized as revenue at the time the hedged volumes are sold.

Both oil and natural gas are purchased by refineries, major oil companies, public utilities, industrial customers and other users and processors of petroleum products. HCRC is not confined to, nor dependent upon, any one purchaser or small group of purchasers. Accordingly, the loss of a single purchaser, or a few purchasers, would not materially affect HCRC's business because there are numerous purchasers in the areas in which HCRC sells it production. However, for the years ended December 31, 1996, 1995 and 1994, purchases by the following companies exceeded 10% of the total oil and gas revenues of the HCRC:


                                      1996              1995              1994
                                     ------            ------            -----

Koch Oil Company                       23%               27%               34%
Conoco Inc.                            13%               14%               15%
Scurlock Permian Corporation           14%
El Paso Field Services                 11%

Factors, if they were to occur, which might adversely affect HCRC include decreases in oil and gas prices, the reduced availability of a market for production, rising operating costs of producing oil and gas, compliance with and changes in environmental control statutes and increasing costs and difficulties of transportation.

Competition

In the course of its development and exploration activities, HCRC must compete with other entities for the acquisition of undeveloped acreage and desirable leaseholds. As described under "Marketing," production is sold on the spot market, thereby reducing sales competition. Moreover, oil and gas must compete with coal, atomic energy, hydro-electric power and other forms of energy.

Regulation

Production and sale of oil and gas are subject to federal and state governmental regulations in a variety of ways including environmental regulations, labor laws, interstate sales, excise taxes and federal and Indian lands royalty payments. Failure to comply with these regulations may result in fines, cancellation of licenses to do business and cancellation of federal, state or Indian leases.

The production of oil and gas is subject to regulation by the state regulatory agencies in the states in which HCRC does business. These agencies make and enforce regulations to prevent waste of oil and gas and to protect the rights of owners to produce oil and gas from a common reservoir. The regulatory agencies regulate the amount of oil and gas produced by assigning allowable production rates to wells capable of producing oil and gas.

Environmental Considerations

The exploration for, and development of, oil and gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or can cause environmental pollution problems. In light of the current interest in environmental matters, HCRC cannot predict the effect of possible future public or private action on its business. HCRC is continually taking actions it believes are necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations and does not presently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, earnings or the competitive position of HCRC in the oil and gas industry.

Insurance Coverage

HCRC is subject to all the risks inherent in the exploration for, and development of, oil and gas, including blowouts, fires and other casualties. HCRC maintains insurance coverage as is customary for entities of a similar size engaged in operations similar to that of HCRC, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact upon HCRC's earnings, cash flows and financial position.


ITEM 2 - PROPERTIES

Exploration and Development Projects

In 1996, HCRC incurred $9,760,000 in direct property additions and exploration and development costs and approximately $1,740,000 for an odd lot share repurchase discussed below. The costs were comprised of approximately $7,518,000 for domestic exploration and development expenditures and approximately $2,182,000 for property acquisitions. In 1996, HCRC participated in approximately 120 drilling or recompletion projects, the highlights of which are discussed below. HCRC's 1996 capital program led to the replacement, through acquisitions and drilling, of 126% of the equivalent barrels produced during 1996. Overall replacement, including revisions to prior year reserves, was 183% of 1996 production. Sales of reserves in place in 1996 were approximately 15% of 1996 production.

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

On April 1, 1996, HCRC made another offer to purchase holdings of 99 or fewer shares from its stockholders of record as of March 25, 1996. The offer was for the period from April 1, 1996 through May 3, 1996. The Company repurchased a total of 25,930 shares at a purchase price of $34.00 per share. HCRC resold 12,965 of these shares to Hallwood Energy Partners, L.P. ("HEP") at the price paid by HCRC for such shares.

Property Sales

During the first quarter of 1996, HCRC received approximately $175,000 for the sale of its interests in the Hoople Field in Crosby County, Texas. HCRC also received $21,000 in early April for the sale of various nonstrategic properties at auction. In June 1996, HCRC completed the sale of its interests in the Bethany Longstreet area of Louisiana (approximately 175,000 equivalent barrels of oil, measured using December 31, 1995 pricing) for approximately $1,100,000.

Capital Projects

HCRC continued to devote capital resources to the West Texas Kermit area in 1996. HCRC has drilled or participated in the drilling of seventeen wells, fifteen of which were successful, and participated in nine recompletions, six of which were successful, for a total cost to HCRC of approximately $890,000. The wells in this area are currently producing approximately 750 gross equivalent barrels of oil per day. HCRC's interest in these wells averages 15%. HCRC has plans to drill or recomplete up to fifteen additional wells in 1997. HCRC has begun discussing secondary recovery projects with its partners.

HCRC acquired 106 square miles of three dimensional (3-D) seismic data on the Cowden Ranch in Crane County, Texas. The prospect is operated by a major oil company, and HCRC has a 12.5% working interest. HCRC's share of costs in 1996 is $455,000. Seismic interpretation was completed in the third quarter. Two exploratory wells, both of which were dry, were drilled in the fourth quarter at a cost to HCRC of $172,000 and a third exploratory well is being drilled in 1997.

HCRC acquired 3-D seismic data and related acreage in the Merkel Project Area which covers 18 square miles in Jones, Taylor and Nolan Counties, Texas. Expenditures during 1996 totaled $538,000. Thus far, HCRC has participated in drilling eight wells on four exploration prospects for a total cost to HCRC of $200,000, including one well drilled in late 1995. Seven of the eight wells have been successful. These wells currently are producing approximately 375 gross barrels of oil per day. HCRC's nonoperating interest in this production is 10%. HCRC acquired an additional 74 square miles of 3-D seismic data, which is presently being interpreted, in the same area. HCRC's working interest in this area averages 27.5%, and prospect exploratory drilling will begin in the first quarter of 1997. HCRC anticipates at least 10 prospects will be tested in 1997 and in subsequent years on this portion of the project area.

HCRC incurred approximately $310,000 in the first quarter, net to HCRC's interest, for four recompletions and one drilled well in the Rocker "b" Ranch in Reagan County, Texas. During the first quarter, HCRC also acquired interests in five additional producing leases on the Rocker "b" Ranch for a total of $93,000. Effective April 1, 1996, HCRC repaid its share of the bank debt of Hallwood Spraberry Drilling Company, L.L.C. ("HSD") through additional borrowings under its bank credit agreement and assumed direct ownership of its share of HSD's properties. In the second and third quarters of 1996, HCRC recompleted seven wells, three of which were successful, and drilled one additional well for a total cost to HCRC of $275,000. Current production from all Rocker "b" 1996 capital projects averages 185 gross equivalent barrels of oil per day. HCRC's share of this production is approximately 32%. Minimal additional drilling or workovers are expected in the area in 1997. HCRC drilled or worked over a total of 95 wells in this area over the past three years.

HCRC participated in the drilling of two nonoperated wells in Williams County, North Dakota in the latter part of 1995 and the first quarter of 1996, one of which was dry and the other only marginally successful, for a total cost to HCRC of approximately $310,000. HCRC also drilled an exploratory dry hole in Richland County, Montana, at a cost of $150,000. HCRC completed an Interlake Formation development well, drilled in the third quarter at a net cost of approximately $600,000. This well is currently producing at a rate of 80 barrels of oil per day, and HCRC's interest is 45%.

In the San Juan Basin area, HCRC acquired interests in four wells in Rio Arriba County, New Mexico, and through an affiliate, LaPlata Associates LLC ("LPA"), acquired interests in 34 coal bed methane wells located in LaPlata County, Colorado for $1,450,000. HCRC's interest in the wells added 9.5 bcf of gas to its reserve base, which represented approximately 94% of its estimated 1996 production. The acquisition was completed on July 1, 1996. Nine refracs/recompletions have been completed since July 1 at a net cost to HCRC of approximately $720,000. Numerous other recompletions and facility projects were completed in 1996, at an estimated total net cost to HCRC of $280,000. Gross production has increased by approximately 4,000 mcf of gas per day as a result of the work done to date. Similar activity levels in 1997 are anticipated on these newly acquired properties. In other parts of the New Mexico portion of the San Juan Basin area, HCRC has recompleted three wells, two of which were successful, drilled two wells and is converting another well to be a disposal well. The total cost for this work was $545,000, and HCRC's share of this production is approximately 41%.

HCRC participated in a 13 square mile 3-D seismic shoot at the Packsaddle Project in the Big Horn Basin of Wyoming. The data is now being processed and additional development and exploration is expected in the area following HCRC's previous discovery. HCRC's ownership in the Big Horn Basin continues to increase through a joint venture created to evaluate a 4,000 mile 2-D Seismic Data Base from which HCRC hopes to create additional drillable prospects.

HCRC also incurred approximately $150,000 in 1996 for the successful drilling of a 10,000 foot exploratory well in a structural 3-D seismic play in Glasscock County, Texas. Production from this well is currently averaging 250 gross equivalent barrels of oil per day. HCRC's interest in this well is 13%. Additional nonproducing reserves from another zone were recorded at year end as well. As of year end, HCRC has committed to at least one more exploratory well in 1997.

Numerous other projects, which are individually less significant, have been completed or are underway in Kansas, Louisiana, Texas and New Mexico including participation in five other 3-D seismic data acquisition programs not included in the above activity.

1997 Plans

For 1997, HCRC's capital budget, which will be paid from cash generated from operations and cash on hand, has been set at $12,500,000. In addition to the above mentioned plans, HCRC's domestic exploration plans also include projects in Texas, Wyoming, Montana, Colorado, New Mexico and others. HCRC will consider acquisitions in strategic areas utilizing its capital budget supplemented by external financing. HCRC will continue to consider international projects in 1997 on a selective basis.

HCRC  will  aggressively   pursue   exploitation  and  development  of  existing
opportunities in Texas, Wyoming, Colorado, Kansas, New Mexico and Utah.

Company Reserves, Production and Discussion by Significant Areas and Fields

The following table presents the December 31, 1996 reserve data by significant areas and fields.


                                                                                      Present Value of
                                      Proved Reserve Quantities                Estimated Future Net Cash Flows
                                                                           Proved              Proved
                                    Mcf of Gas       Bbls of Oil         Undeveloped          Developed         Total
                                 (In thousands)

Kansas                                      1,123             2,837                $2,275         $ 15,072       $ 17,347
Scott/West Ridge                           10,001               210                                 30,739         30,739
Southeastern New Mexico                     4,253               281                                  9,525          9,525
San Juan Basin                             31,083                                                   33,770         33,770
West Texas                                  9,845             2,977                 4,863           30,896         35,759
Other                                       8,596               876                   944            5,916          6,860
                                           ------             -----                ------         --------       --------
                                           64,901             7,181                $8,082         $125,918       $134,000
                                           ======             =====                 =====          =======        =======

The following table presents the oil and gas production for significant areas and fields.


                                                    Production for the                      Production for the
                                                     Year Ended 1996                         Year Ended 1995
                                                    -----------------                       ----------------
                                              Mcf of Gas         Bbls of Oil          Mcf of Gas         Bbls of Oil
                                              ----------         -----------          ----------         -----------
                                                                          (In thousands)

Kansas                                                   104                 220                 160                 280
Scott/West Ridge                                       1,697                  34               1,817                  40
Southeastern New Mexico                                  779                  44                 869                  52
San Juan Basin                                         3,374                                   3,234
West Texas                                               923                 326                 526                 218
Other                                                  1,403                 213                 465                 129
                                                      ------                ----              ------                ----
                                                       8,280                 837               7,071                 719
                                                      ======                ====              ======                ====

The following table presents the Company's extensions and discoveries by significant areas and fields.


                                                 For the Year Ended 1996                 For the Year Ended 1995
                                              Mcf of Gas         Bbls of Oil          Mcf of Gas         Bbls of Oil
                                                                          (In thousands)

Kansas                                                   237                                                         122
Southeastern New Mexico                                   24                  37                 511                 115
San Juan Basin                                           792                                   1,112
West Texas                                               593                 367               5,049               1,942
Other                                                    301                  87                 876                 582
                                                     -------               -----              ------              ------
                                                       1,947                 491               7,548               2,761
                                                      ======                ====              ======              ======

Kansas

The Kansas area consists of 223 producing wells, of which 213 are operated by HPI and 10 are operated by unaffiliated entities. The wells are located in 15 counties primarily in the Central Kansas Uplift and produce principally from the Arbuckle and numerous Lansing-Kansas City formation zones from 3,000 feet to 6,500 feet. During 1996, HCRC drilled one successful development well, and performed 15 recompletions, nine of which were successful. The Kansas area is a mature operation where recompletions and limited development drilling represent the most prudent plans for future asset base protection. HCRC plans to sell three properties in this area in 1997 and will continue to evaluate and divest nonstrategic properties.

Scott/West Ridge

The Scott/West Ridge area consists area consists of 10 active gas wells, one shut-in gas well and six salt water disposal wells located in Lafayette Parish, Louisiana. The wells produce principally from the Bol Mex formations at 13,500 to 14,500 feet and are operated by HPI. The four most significant wells in the area, all of which were drilled by HPI since 1989, are the A. L. Boudreaux #1, the G. S. Boudreaux Estate #1, the Lessin Fontenot #1 and the Evangeline Shrine Club #1. During 1996, HCRC performed one workover in this area which was successful, and participated in one unsuccessful exploration well operated by another party.

Southeastern New Mexico

The Southeastern New Mexico area consists of 60 producing wells, 38 of which are operated by HPI, which produce primarily gas and are located on the northwestern edge of the Delaware Basin in Lea, Eddy and Chaves Counties, New Mexico. These wells produce at depths ranging from approximately 2,500 feet to 14,000 feet from the Delaware, Atoka, Bone Springs and Morrow formations. During 1996, HCRC participated as a nonoperator in two successful development wells and as an operator, performed four recompletions, three of which were successful.
During 1997, HCRC plans to perform several additional recompletions.

San Juan Basin

The San Juan Basin region consists of wells located in San Juan County, New Mexico and LaPlata County, Colorado. In 1996, HCRC and HEP acquired interests in 38 wells from a subsidiary of Public Service Company of Colorado. The wells are located primarily in LaPlata County, Colorado and produce from the Fruitland Coal formation at approximately 3,200 feet. An unaffiliated large East Coast financial institution formed an entity to effectively utilize the Section 29 tax credits generated by the wells. The project was financed through a third party lender with a production payment structure. Since the acquisition, HCRC has recompleted 10 of the newly acquired wells, seven successfully. Several additional recompletions will be done in 1997.

In San Juan County, New Mexico, HPI operates 54 wells, 34 of which produce from the Fruitland Coal formation at approximately 2,200 feet and 20 of which produce from the Pictured Cliffs, Mesa Verde and Dakota formations at 1,200 to 7,000 feet. During 1996, HPI successfully drilled two additional coal bed methane wells, recompleted a well for use as a salt water disposal well in the Entrada formation and recompleted two Fruitland Coal wells, one successfully. HPI's acreage position has been fully drilled. Several recompletions are planned for 1997.

West Texas

The West Texas area is comprised of three significant groups of properties. The West Texas Spraberry area consists of 363 producing wells, nine salt water disposal wells and 24 shut-in wells in Dawson, Upton, Reagan and Irion Counties. HPI operates 387 of these wells. Most of the current production from the wells is from the Upper and Lower Spraberry, Clearfork, Canyon, Dean and Fusselman at depths ranging from 5,000 feet to 9,000 feet. During 1996, HCRC sold its interest in 35 operated and 31 outside operated properties in this area. Adding to the field discovered in 1995, HCRC successfully drilled two wells and recompleted 23 wells in eastern Reagan County, 19 of which were successful. HCRC plans several recompletions in this area in 1997.

The West Texas Kermit/Keystone area consists of 48 producing wells, 33 of which are operated by HPI. The primary focus of this area is the development of the Holt and San Andres formations at a depth of 5,100 feet on several leases in Winkler County. During 1996, HCRC drilled 15 wells, 12 of which were successful. During 1997, up to 16 wells may be drilled. A study is underway for a secondary recovery project.

The West Texas Merkel/SW Lana area consists of seven producing wells in Jones, Nolan and Taylor Counties, Texas. All of these wells are outside operated. The primary focus of the area is exploitation of the Canyon, Strawn and Ellenburger formations. HCRC conducted a 3-D seismic project during 1996 and, during 1997, will drill locations identified by the seismic project.

Average Sales Prices and Production Costs

The following table presents the average oil and gas sales price and average production costs per equivalent barrel computed at the ratio of six mcf of gas to one barrel of oil.


                                                    1996               1995               1994
                                                   ------             ------             -----

Average sales prices (including effects of hedging):
        Oil and condensate (per bbl)               $20.13             $17.10             $15.72
        Natural gas (per mcf)                        1.99               1.62               1.81
Production costs (per equivalent bbl)                4.68               4.49               5.45

Productive Oil and Gas Wells

The following table summarizes the productive oil and gas wells as of December 31, 1996 attributable to HCRC's direct interests. Productive wells are producing wells and wells capable of production. Gross wells are the total number of wells in which HCRC has an interest. Net wells are the sum of HCRC's fractional interests owned in the gross wells.


                                           Gross               Net

Productive Wells
   Oil                                      636                246
   Gas                                      302                102
                                            ---                ---
                                            938                348
                                            ===                ===

Oil and Gas Acreage

The following table sets forth the developed and undeveloped leasehold acreage held directly by HCRC as of December 31, 1996. Developed acres are acres which are spaced or assignable to productive wells. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Gross acres are the total number of acres in which HCRC has a working interest. Net acres are the sum of HCRC's fractional interests owned in the gross acres.


                                           Gross               Net

Developed acreage                         167,915             61,536
Undeveloped acreage                        93,422             15,452
                                          -------             ------
   Total                                  261,337             76,988
                                          =======             ======

States in which HCRC holds undeveloped acreage include Texas, Louisiana, Montana, Wyoming, New Mexico, Kansas, Colorado, North Dakota and Michigan.

Drilling Activity

The following table sets forth the number of wells attributable to HCRC's direct interest drilled in the most recent three years.


                                                                Year Ended December 31,
                                          1996                            1995                            1994
                                         ------                          ------                          -----
                                 Gross            Net            Gross            Net            Gross            Net

Development Wells:
   Productive                      29              6.2             66             14.4             24              6.5
   Dry                              4              1.0              2               .5              4              1.3
                                   --              ---            ---             ----            ---             ----
        Total                      33              7.2             68             14.9             28              7.8
                                   ==              ===             ==             ====            ===             ====

Exploratory Wells:
   Productive                       1               .1              6               .6              2               .1
   Dry                              4               .6              5               .9              6              1.3
                                    --              ---             --              ---             --             ----
        Total                       5               .7             11              1.5              8              1.4
                                   ==              ===             ==              ===            ===             ====

Office Space

HCRC is guarantor of 40% of the obligation under the Denver, Colorado office lease which is in the name of HPI. HEP is guarantor of the remaining 60% of the obligation. HPI leases 41,000 square feet for approximately $600,000 per year.


ITEM 3 - LEGAL PROCEEDINGS

See Note 14 to the financial statements included in Item 8 - Financial Statements and Supplementary Data.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                                      PART II


ITEM 5 -    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

HCRC's common stock has traded over the counter on the NASDAQ National Market System under the symbol "HCRC," since June 4, 1992. As of March 20, 1997, there were 2,639 holders of record of HCRC's common stock. The following table sets forth, for the periods indicated, the high and low closing bid quotations for the common stock as reported by the National Quotation Bureau. HCRC did not pay a dividend during the periods shown. During the fourth quarter of 1995, the stockholders of HCRC approved a one-for-ten reverse split of HCRC's common stock. The stockholders also approved a reduction in the number of authorized shares of common stock to 2,000,000 and a reduction in the number of authorized shares of preferred stock to 500,000. Both the reverse split and the reduction in the number of shares were effective November 9, 1995.

HCRC Common Stock                     High                        Low
-----------------                     ----                        ---
First quarter 1995                   21 1/4                      20
Second quarter 1995                  23 3/4                      17 1/2
Third quarter 1995                   21 1/4                      16 1/4
Fourth quarter 1995                  26 1/2                      17 1/2

First quarter 1996                   37 1/8                      23 1/4
Second quarter 1996                  61                          32
Third quarter 1996                   58                          45 1/4
Fourth quarter 1996                  80                          49

All 1995 share and per share information has been retroactively restated for the one for ten reverse stock split effective November 9, 1995.

ITEM 6 - SELECTED FINANCIAL DATA  (In thousands except per share)

The following table sets forth selected financial data regarding HCRC's financial position and results of operations as of the dates indicated. All per share information has been restated to reflect the one-for-ten reverse stock split, which was effective November 9, 1995.


                                                           Hallwood Consolidated Resources Corporation
                                                            As of and for the Years Ended December 31,
                                                           -------------------------------------------
                                                 1996             1995            1994             1993            1992
                                                ------           ------          ------           ------          -----

Summary of Operations
   Oil and gas revenues and
        pipeline operations                      $34,308          $25,349         $20,459          $19,792         $24,359
   Total revenue                                  34,445           25,484          20,644           21,007          24,599
   Production operating expense                   10,383            8,514           8,367            7,750           7,798
   Depreciation, depletion and
        amortization                               9,246            8,206           7,340            6,414           7,042
   Impairment                                                       9,277           4,721
   General and administrative
        expense                                    4,011            4,630           3,842            3,935           4,036
   Income (loss) before cumulative
        effect of change in
        accounting principle                       8,210          (4,670)         (2,974)              972           2,090
   Net income (loss)                               8,210          (4,670)         (2,974)              809           2,090
   Income (loss) per share before
        cumulative effect of change
        in accounting principle                     8.88           (4.43)          (2.78)              .91            1.96
   Net income (loss) per share                      8.88           (4.43)          (2.78)              .76            1.96
   Dividends per share                                                                                7.20            7.20

Balance Sheet
   Working capital (deficit)                  $     (47)         $(7,202)         $   430          $ 5,973         $ 5,671
   Property, plant and
        equipment, net                            67,285           65,433          55,011           57,993          58,153
   Total assets                                   78,468           73,939          62,125           70,986          74,326
   Noncurrent liabilities                         24,558           21,790          11,890           17,430          10,329
   Stockholders' equity                           43,061           36,635          43,589           46,596          53,583


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash Flow

HCRC generated $6,917,000 of cash flow from operating activities during 1996.

The other primary cash inflows were:

   o  $10,000,000 from borrowings under long-term debt;

   o  $1,368,000 from oil and gas property sales;

   o  $1,144,000 from distributions received from affiliates.

Cash was primarily used for:

     o $9,760,000 for property additions, exploration and development costs and investment in affiliate;

   o  $6,338,000 for refinance of Spraberry investment;

   o  $1,750,000 for stock repurchases;

   o  $2,000,000 for payments of long-term debt;

   o  $118,000 for payments on contract settlement obligation.

When combined with miscellaneous other cash activity during the year, the result was a decrease in HCRC's cash of $511,000 for the year, from $1,139,000 at December 31, 1995 to $628,000 at December 31, 1996.

Property Purchases and Capital Budget

In 1996, HCRC incurred $9,760,000 in direct property additions and exploration and development costs, and approximately $1,750,000 for an odd lot share repurchase. The costs were comprised of approximately $7,578,000 for domestic exploration and development expenditures, and approximately $2,182,000 for property acquisitions. HCRC's 1996 capital program led to the replacement, through acquisitions and drilling, of 126% of the equivalent barrels produced during 1996, and overall replaced 183% of its 1996 production, including revisions to prior year reserves.

HCRC's significant direct exploration and development expenditures in 1996 included approximately $890,000 for the drilling of seventeen wells, fifteen of which were successful, and participation in nine recompletions, six of which were successful, in the West Texas Kermit area; approximately $455,000 for 3-D seismic data and $172,000 for two exploratory wells, both of which were dry, in Crane County, Texas; approximately $538,000 for 3-D seismic data and related acreage and $200,000 for the drilling of eight wells, seven of which were successful, in the Merkel Project area in Texas; approximately $310,000 for the drilling of two nonoperated wells, one of which was successful, in North Dakota; approximately $150,000 for an exploratory dry hole and approximately $600,000 for an Interlake Formation development well; and approximately $585,000 for 11 recompletions and two drilled wells in Reagan County, Texas.

In the San Juan Basin area of Colorado and New Mexico, HCRC, directly and through an affiliate, acquired interests in 38 coal bed methane wells for $1,450,000. Nine recompletions have been performed in this area for a cost of approximately $700,000, and numerous other facility projects were completed for approximately $280,000. HCRC spent approximately $545,000 for the recompletion of three wells and the drilling of two wells in New Mexico.

For 1997, HCRC's capital budget, which will be paid from cash generated from operations and cash on hand, has been set at $12,500,000. HCRC's domestic exploitation plans include projects in Texas, Wyoming, Louisiana, Oklahoma, Colorado and New Mexico. HCRC will continue to consider international projects in 1997, utilizing stringent screening criteria.

During 1996, HCRC adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 provides the standards for accounting for the impairment of various long-lived assets. Substantially all of HCRC's long-lived assets consist of oil and gas properties, which are accounted for using the full cost method of accounting, which requires an impairment to be recorded when total capitalized costs exceed the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves. Therefore, the adoption of SFAS 121 did not have a material effect on the financial position or results of operations of HCRC.

See Item 2 - Properties, for further discussion.

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

On April 1, 1996, HCRC made another offer to purchase holdings of 99 or fewer shares from its stockholders of record as of March 25, 1996. The offer was for the period from April 1, 1996 through May 3, 1996. The Company repurchased a total of 25,930 shares at a purchase price of $34.00 per share. HCRC resold 12,965 of these shares to HEP at the price paid by HCRC for such shares, resulting in a net repurchase to HCRC of $438,000.

Financing

During the first quarter of 1995, the Company and its banks amended their credit agreement to extend the term date of the line of credit to May 31, 1997. The borrowing base is currently $23,000,000, however, the Company's borrowings are presently limited to the bank's commitment level of $22,000,000. As of December 31, 1996, the Company has borrowed $20,000,000 against the credit line. HCRC's borrowing base is also reduced by outstanding contract settlement debt of $948,000; therefore, its unused borrowing base totaled $2,052,000 at March 20, 1997.

Borrowings against the credit line bear interest, at the option of the Company, at either (i) the banks' Certificate of Deposit rate plus 1.875%, (ii) the Euro-Dollar rate plus 1.75% or (iii) the higher of the prime rate of Morgan Guaranty Trust or the sum of one-half of 1% plus the Federal funds rate, plus
 .75%. At December 31, 1996 the applicable interest rate was 7.7%. Interest is payable at least quarterly, and quarterly principal payments of $1,250,000, commence May 31, 1997. HCRC intends to extend the maturity date of its credit line prior to the commencement of the amortization period. The credit facility is secured by a first lien on approximately 80% in value of the Company's oil and gas properties.

HCRC has entered into contracts to hedge its interest rate payments on $7,000,000 of its debt for 1996, $10,000,000 for each of 1997 and 1998 and
$5,000,000 for each of 1999 and 2000. HCRC does not use the hedges for trading purposes, but rather for the purpose of providing a measure of predictability for a portion of HCRC's interest payments under its debt agreement, which has a floating interest rate. In general, it is HCRC's goal to hedge 50% of the principal amount of its debt for the next two years and 25% for each year of the remaining term of the debt. HCRC has entered into four hedges, of which one is an interest rate collar pursuant to which it pays a floor rate of 7.55% and a ceiling rate of 9.85%, and the others are interest rate swaps with fixed rates ranging from 5.75% to 6.57%. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.

Stock Option Plan

During 1995, the Company adopted a stock option plan covering 53,000 shares of Common Stock and granted options for all of the shares under the plan. The options were granted effective July 1, 1995 at an exercise price of $20.00 per share, which was equal to the fair market value of the Common Stock on the day preceding the date of grant. The options expire on July 1, 2005, unless sooner terminated pursuant to the provisions of the plan. The options are exercisable one-third on July 1, 1995, an additional one-third on July 1, 1996, and the remaining one-third on July 1, 1997. In addition, the plan provides that vesting of the options may be accelerated under certain conditions.
During December 1996, options to purchase 500 shares were exercised.

During 1996, HCRC adopted the disclosure provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 requires entities to use the fair value method to either account for, or disclose, stock based compensation in their financial statements. Because the Company has elected the disclosure provisions of SFAS 123, the adoption of SFAS 123 did not have a material effect on the financial position or results of operations of Company.

Gas Balancing

HCRC uses the sales method to account for gas balancing. Under this method, HCRC recognizes revenue on all of its sales of production, and any over production or under production is recovered at a future date.

As of December 31, 1996, HCRC had a net over-produced position of 462,000 mcf ($919,000 valued at average annual prices). The management of HCRC believes that all future imbalances can be made up with production from existing wells or from wells which will be drilled as offsets to current producing wells and that this imbalance will not have a material effect on HCRC's results of operations, liquidity and capital resources. The reserves discussed in Item 2 and Item 8 have been reduced by 462,000 mcf in order to reflect HCRC's gas balancing position.

Cautionary Statement Regarding Forward-Looking Statements

In the interest of providing the Company's stockholders and potential investors with certain information regarding the Company's future plans and operations, certain statements set forth in this Form 10-K relate to management's future plans and objectives. Such statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange act of 1934, as amended. Although any forward-looking statements contained in this Form 10-K or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, expected to prove true and to come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things, volatility of oil and gas prices, competition, risks inherent in the Company's oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, the Company's ability to replace and expand oil and gas reserves, and such other risks and uncertainties described from time to time in the Company's periodic reports and filings with the Securities and Exchange Commission. Accordingly, stockholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected.

Inflation and Changing Prices

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of HCRC, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and world-wide economic and political conditions, and government regulations and tax laws. Prices for both oil and gas have fluctuated significantly from 1994 through 1996. The following table sets forth the average price received by HCRC for each of the last three years and the effects of the hedging transactions described below:


                           Oil                          Oil                         Gas                          Gas
                 (excluding the effects       (including the effects      (excluding the effects       (including the effects
                       of hedging                   of hedging                  of hedging                   of hedging
                      transactions)                transactions)               transactions)                transactions)
                          (Bbl)                        (Bbl)                       (Mcf)                        (Mcf)

1996                      $20.96                       $20.13                       $2.11                        $1.99
1995                       16.71                        17.10                        1.42                         1.62
1994                       14.68                        15.72                        1.76                         1.81

The Company has entered into numerous financial contracts to hedge the price of its oil and natural gas. The purpose of the hedges is to provide protection against price drops and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing.

The following table provides a summary of the Company's financial contracts:


                               Oil
                        Percent of Direct           Contract
      Period            Production Hedged         Floor Price
                                                   (per bbl)

       1997                    44%                   $17.88
       1998                    16%                    15.07
       1999                     5%                    15.88

Between 16% and 100% of the oil volumes hedged in each year are subject to a participating hedge whereby HCRC will receive the contract price if the posted futures price is lower than the contract price, and will receive the contract price plus between 25% and 75% of the difference between the contract price and the posted futures price if the posted futures price is greater than the contract price. Between 35% and 100% of the volumes hedged in each year are subject to a collar agreement whereby HCRC will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $17.50 to $19.35 per barrel.

                               Gas
                        Percent of Direct
                            Production              Contract
      Period                  Hedged              Floor Price
                                                   (per mcf)

       1997                    43%                    $1.89
       1998                    40%                     1.91
       1999                    24%                     1.67
       2000                    12%                     1.86


Between 0% and 37% of the gas volumes hedged in each year are subject to a collar agreement whereby HCRC will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices ranges from $2.78 to $2.93 per mcf.

During the first quarter through February 26, 1997, the oil price (for barrels not hedged) averaged between $20.00 and $25.00 per barrel, and the average price of natural gas (for mcfs not hedged) was between $1.00 and $4.40 per mcf.

Inflation

Inflation did not have a material impact on the Company in 1996 and is not anticipated to have a material impact in 1997.

Results of Operations

The following tables are presented to contrast HCRC's revenue, expense and earnings for discussion purposes. Significant fluctuations are discussed in the accompanying narrative.

The "direct owned" column represents HCRC's direct royalty and working share interests in oil and gas properties. The "HEP" column represents HCRC's share of the results of operations of HEP. HCRC owned approximately 9% of the outstanding limited partner units of HEP during 1994 and through the third quarter of 1995, when HCRC's ownership increased to approximately 19%.



                                          TABLE OF HCRC EARNINGS FOR MANAGEMENT DISCUSSION
                                                     (In thousands except price)



                                             For the Year Ended December 31, 1996         For the Year Ended December 31, 1995
                                             ------------------------------------         ------------------------------------
                                          Direct                                    Direct
                                          Owned       HEP        Total              Owned               HEP               Total

Oil production (bbl)                            668        169         837                611                108                719
Gas production (mcf)                          6,134      2,146       8,280              5,725              1,346              7,071

Average oil price                            $20.17     $19.98      $20.13             $17.14             $16.84             $17.10
Average gas price                            $ 1.93     $ 2.15      $ 1.99             $ 1.57             $ 1.87             $ 1.62

Oil revenue                                 $13,476    $ 3,376     $16,852            $10,475            $ 1,819            $12,294
Gas revenue                                  11,826      4,620      16,446              8,972              2,517             11,489
Pipeline, facilities and other revenue          510        500       1,010              1,299                267              1,566
Interest income                                  28        109         137                100                 35                135
                                           --------     ------     -------             ------              -----             ------
        Total revenue                        25,840      8,605      34,445             20,846              4,638             25,484

Production operating expense                  8,203      2,180      10,383              7,191              1,323              8,514
General and administrative expense            3,186        825       4,011              3,975                655              4,630
Interest expense                              1,800        730       2,530              1,316                482              1,798
Depreciation, depletion, and amortization     7,050      2,196       9,246              6,767              1,439              8,206
Impairment of oil and gas properties                                                    8,943                334              9,277
Other                                            24         90         114                168                 78                246
                                           --------     ------     -------            -------             ------           --------
                                             20,263      6,021      26,284             28,360              4,311             32,671

INCOME (LOSS) BEFORE INCOME TAXES             5,577      2,584       8,161            (7,514)                327            (7,187)
                                            -------      -----      ------           -------              ------            ------

PROVISION (BENEFIT) FOR INCOME
   TAXES:
        Current                                                        301                                                       71
        Deferred                                                     (350)                                                  (2,588)
                                                                  -------                                                  -------
                                                                        49                                                  (2,517)
                                                                  --------                                                 -------
NET INCOME (LOSS)                           $ 5,577    $ 2,584     $ 8,210           $(7,514)            $   327          $ (4,670)
                                             ======     ======      ======            ======              ======           =======



                                          TABLE OF HCRC EARNINGS FOR MANAGEMENT DISCUSSION
                                                     (In thousands except price)
                                                For the Year Ended December 31, 1994



                                                                   Direct
                                                                   Owned               HEP               Total

Oil production (bbl)                                                 485                 73                558
Gas production (mcf)                                               4,862              1,003              5,865

Average oil price                                                 $15.64             $16.29             $15.72
Average gas price                                                 $ 1.77             $ 2.00             $ 1.81

Oil revenue                                                      $ 7,584            $ 1,189            $ 8,773
Gas revenue                                                        8,623              2,006             10,629
Pipeline, facilities and other revenue                               849                208              1,057
Interest income                                                      147                 38                185
                                                                --------           --------           --------
         Total revenue                                            17,203              3,441             20,644

Production operating expense                                       7,303              1,064              8,367
General and administrative expense                                 3,371                471              3,842
Interest expense                                                     510                330                840
Depreciation, depletion, and amortization                          6,192              1,148              7,340
Impairment of oil and gas properties                               4,601                120              4,721
Other                                                               (18)                396                378
                                                               ---------           --------           --------
                                                                  21,959              3,529             25,488

LOSS BEFORE INCOME TAXES                                         (4,756)               (88)            (4,844)
                                                                -------          ---------            -------

PROVISION (BENEFIT) FOR INCOME
     TAXES:
         Current                                                                                           238
         Deferred                                                                                      (2,108)
                                                                                                       (1,870)

NET LOSS                                                       $ (4,756)         $     (88)          $ (2,974)
                                                                =======           ========            =======

1996 Compared to 1995

Oil Revenue

Oil revenue increased $4,558,000 during 1996 as compared with 1995. The increase in revenue is comprised of an 18% increase in price from $17.10 per barrel in 1995 to $20.13 per barrel in 1996, combined with a 16% increase in oil production from 719,000 barrels in 1995 to 837,000 barrels in 1996. The increase in production is due to increased production from developmental drilling projects in West Texas, Montana and Wyoming, partially offset by normal production declines.

The effect of HCRC's hedging transactions described under "Inflation and Changing Prices" was to decrease HCRC's average oil price from $20.96 per barrel to $20.13 per barrel, resulting in a $695,000 decrease in revenue.

Gas Revenue

Gas revenue increased $4,957,000 during 1996 as compared with 1995. The increase is comprised of a 23% increase in the average gas price from $1.62 per mcf in 1995 to $1.99 per mcf in 1996, combined with a 17% increase in production, from 7,071,000 mcf in 1995 to 8,280,000 mcf in 1996. The increase in production is due to increased production from developmental drilling projects in West Texas, Montana and Wyoming, partially offset by normal production declines.

The effect of HCRC's hedging activity was to decrease HCRC's average gas price from $2.11 per mcf to $1.99 per mcf, resulting in a $994,000 decrease in revenue.

Pipeline and Other

Pipeline and other revenue consists of revenue derived from salt water disposal, incentive and tax credit payments from certain coal and methane wells, and other miscellaneous revenue. Pipeline and other revenue decreased by $556,000 during 1996 as compared with 1995, primarily due to a payout adjustment on one of HCRC's wells which occurred during 1995.

Production Operating Expense

Production operating expense increased $1,869,000 during 1996 as compared to 1995. The increase was the result of higher taxes due to higher production, as well as increased operating expenses in the West Texas area.

General and Administrative Expense

General and administrative expense includes costs incurred for direct administrative services such as legal, audit and reserve reports as well as allocated internal overhead incurred by HPI on behalf of the Company. These costs decreased by $619,000 during 1996 as compared to 1995, primarily as a result of decreased performance based compensation and a decrease in salaries expense and employee benefits expense due to personnel reductions during 1995.

Interest Expense

Interest expense represents interest expense on the Company's outstanding debt, interest incurred on the contract settlement liability related to a recoupable take-or-pay settlement received in the third quarter of 1989, and the Company's pro rata share of HEP's interest expense. The Company does not pay any of HEP's interest expense. Interest expense increased $732,000 in 1996 as compared to 1995, primarily as a result of increased borrowings against the Company's credit line.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense associated with proved oil and gas properties increased $1,040,000 during 1996 as compared with 1995. This increase is primarily due to a higher depletion rate due to the increased production discussed above as well as higher capitalized costs during 1996 as a result of capital expenditures incurred during the year.

Other

Other expense for 1996 and 1995 is comprised of numerous miscellaneous items, none of which is individually significant.

1995 Compared to 1994

Oil Revenue

Oil revenue increased $3,521,000, or 40%, during 1995 as compared with 1994. The increase in revenue is comprised of a 9% increase in price from $15.72 per barrel in 1994 to $17.10 per barrel in 1995, combined with a 29% increase in oil production from 558,000 barrels in 1994 to 719,000 barrels in 1995, due to drilling and acquisitions. Because HCRC's hedged oil prices exceeded average posted prices in 1995, the effect of hedging transactions, as described above, was to increase HCRC's average oil price from $16.71 per barrel to $17.10 per barrel, resulting in a $280,000 increase in revenue.

Gas Revenue

Gas revenue increased $860,000 during 1995 as compared with 1994. The increase is comprised of a 21% increase in production from 5,865,000 mcf in 1994 to 7,071,000 mcf in 1995 partially offset by a 10% decrease in the average gas price from $1.81 per mcf in 1994 to $1.62 per mcf in 1995. The effect of HCRC's hedging activity was to increase HCRC's average gas price from $1.42 per mcf to $1.62 per mcf, resulting in a $1,414,000 increase in revenue.

Pipeline and Other

Pipeline and other revenue increased by $509,000 during 1995 as compared with 1994, due to the receipt of incentive payments for a full year in 1995 versus seven months during 1994.

Production Operating Expense

Production operating expense increased less than 2% during 1995 as compared to 1994. The increase was the result of higher taxes due to higher production, offset by decreases in operating expenses resulting from cost savings measures implemented during 1995 as well as the divestiture of high cost, low margin oil wells in Kansas.

General and Administrative Expense

General and administrative expense increased by $788,000 during 1995 as compared to 1994, primarily as a result of increased performance based compensation paid to employees of HPI related to the successful 1995 drilling results.

Interest Expense

Interest expense increased $958,000 in 1995 as compared to 1994, primarily as a result of increased borrowings against the Company's credit line.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense associated with proved oil and gas properties increased $866,000 during 1995 as compared with 1994. This increase is primarily due to higher capitalized costs during 1995 as a result of capital expenditures incurred during the year.

Impairment of Oil and Gas Properties

HCRC recorded a property impairment during 1995 of $5,000,000 because capitalized costs at June 30, 1995 exceeded the present value (discounted at 10%) of estimated future net revenues from proved oil and gas reserves based on the prices received at that date of $16.50 per barrel of oil and $1.50 per mcf of gas. An additional impairment of $4,277,000 represents the write-off of HCRC's investment in an Indonesian project which has been abandoned. During 1994, HCRC recorded a $3,000,000 property impairment because capitalized costs exceeded the present value (discounted at 10%) of estimated future net revenues from proved oil and gas reserves based on prices received at December 31, 1994 of $15.34 per barrel of oil and $1.61 per mcf of gas. An additional impairment of $1,721,000 represents the write-off of certain international projects.

Other

Other expense for 1995 and 1994 is comprised of numerous miscellaneous items, none of which is individually significant.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                                               Page

FINANCIAL STATEMENTS:

     Independent Auditors' Report                                                                                23

     Consolidated Balance Sheets at December 31, 1996 and 1995                                                24-25

     Consolidated Statements of Operations for the years ended
         December 31, 1996, 1995 and 1994                                                                        26

     Consolidated Statements of Stockholders' Equity for the years
         ended December 31, 1996, 1995 and 1994                                                                  27

     Consolidated Statements of Cash Flows for the years ended
         December 31, 1996, 1995 and 1994                                                                        28

     Notes to Consolidated Financial Statements                                                               29-41

SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)                                                      42-45


                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of Hallwood Consolidated Resources Corporation:

We have audited the consolidated financial statements of Hallwood Consolidated Resources Corporation as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, listed in the accompanying index at
Item 8. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hallwood Consolidated Resources Corporation at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Denver, Colorado
February 28, 1997



                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                           (In thousands except shares)



                                                                                                   December 31,
                                                                                             1996               1995

CURRENT ASSETS
     Cash and cash equivalents                                                           $      628            $ 1,139
     Accrued oil and gas revenues                                                             4,808              2,674
     Due from affiliates                                                                        897                381
     Prepaid and other assets                                                                   493                111
     Current assets of affiliates                                                             3,976              4,007
                                                                                           --------            -------
              Total current assets                                                           10,802              8,312
                                                                                            -------            -------

PROPERTY, PLANT AND EQUIPMENT, at cost
     Oil and gas properties (full cost method)
         Proved oil and gas properties                                                      278,581            268,152
         Unproved mineral interests - domestic                                                1,240                571
                                                                                           --------          ---------
              Total                                                                         279,821            268,723

     Less - accumulated depreciation,
         depletion, amortization and impairment                                           (212,536)          (203,290)
                                                                                           -------            -------
              Net property, plant and equipment                                              67,285             65,433
                                                                                            -------           --------

OTHER ASSETS
     Deferred tax asset                                                                         350
     Noncurrent assets of affiliate                                                              31                194
                                                                                          ---------          ---------
              Total other assets                                                                381                194
                                                                                           --------          ---------

TOTAL ASSETS                                                                               $ 78,468           $ 73,939
                                                                                            =======            =======


















                                         (Continued on the following page)



                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                           (In thousands except shares)



                                                                                                    December 31,
                                                                                              1996               1995

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                              $  2,273           $  3,675
     Current portion of contract settlement obligation                                                             143
     Current portion of long-term debt                                                        3,750
     Current liabilities of affiliates                                                        4,826             11,696
                                                                                            -------            -------
              Total current liabilities                                                      10,849             15,514
                                                                                            -------            -------

NONCURRENT LIABILITIES
     Contract settlement obligation                                                             948                904
     Long-term debt                                                                          16,250             12,000
     Long-term obligations of affiliates                                                      7,243              8,740
     Deferred liability                                                                         117                146
                                                                                          ---------          ---------
              Total noncurrent liabilities                                                   24,558             21,790
                                                                                            -------            -------

              Total liabilities                                                              35,407             37,304
                                                                                            -------            -------

COMMITMENTS AND CONTINGENCIES (NOTES 11 AND 14)

STOCKHOLDERS' EQUITY
     Common stock par value $.01;
         2,000,000 shares authorized;
         992,514 and 1,081,763 shares
         issued in 1996 and 1995, respectively                                                  111                111
     Additional paid in capital                                                              79,990             81,730
     Accumulated deficit                                                                   (33,166)           (41,376)
     Treasury stock - 86,426 and 83,980 shares
         in 1996 and 1995, respectively                                                     (3,874)            (3,830)
                                                                                           -------            -------
              Stockholders' Equity - Net                                                     43,061             36,635
                                                                                            -------            -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 78,468           $ 73,939
                                                                                            =======            =======












                                    The    accompanying  notes  are an  integral
                                           part of the financial statements.


                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (In thousands except per share)



                                                                         For the Years Ended December 31,
                                                                        ---------------------------------
                                                                       1996                    1995                    1994
                                                                      ------                  ------                  -----

REVENUES:
   Oil revenue                                                       $ 16,852                $ 12,294               $  8,773
   Gas revenue                                                         16,446                  11,489                 10,629
   Pipeline and other                                                   1,010                   1,566                  1,057
   Interest income                                                        137                     135                    185
                                                                    ---------                --------               --------
                                                                       34,445                  25,484                 20,644
                                                                      -------                  ------                 ------

EXPENSES:
   Production operating expense                                        10,383                   8,514                  8,367
   General and administrative expense                                   4,011                   4,630                  3,842
   Interest expense                                                     2,530                   1,798                    840
   Depreciation, depletion and amortization                             9,246                   8,206                  7,340
   Impairment of oil and gas properties                                                         9,277                  4,721
   Other                                                                  114                     246                    378
                                                                     --------                --------               --------
                                                                       26,284                  32,671                 25,488
                                                                       ------                  ------                 ------

INCOME (LOSS) BEFORE INCOME TAXES                                       8,161                 (7,187)                (4,844)
                                                                      -------                -------                  -----

PROVISION (BENEFIT) FOR INCOME
TAXES:
   Current                                                                301                      71                    238
   Deferred                                                             (350)                 (2,588)                (2,108)
                                                                      ------                 -------                  -----
                                                                         (49)                 (2,517)                (1,870)
                                                                     -------                 -------                -------

NET INCOME (LOSS)                                                     $ 8,210               $ (4,670)               $(2,974)
                                                                       ======                =======                 ======

NET INCOME (LOSS) PER SHARE                                          $   8.88               $  (4.43)              $  (2.78)
                                                                      =======                =======                =======

WEIGHTED AVERAGE COMMON
   SHARES AND COMMON SHARE
   EQUIVALENTS OUTSTANDING                                                925                   1,055                  1,068
                                                                      =======                 =======                =======
















                                    The    accompanying  notes  are an  integral
                                           part of the financial statements.




                                        HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                      (In thousands)


                                                               Additional
                                                  Common            Paid in         Accumulated         Treasury
                                                   Stock            Capital           Deficit             Stock             Total

Balance, December 31, 1993                           $ 111          $ 82,846       $  (33,732)          $ (2,629)          $ 46,596
   Increase in treasury shares                                                                               (33)              (33)
   Net loss                                                                            (2,974)                              (2,974)
                                                    ------       -----------        ---------          ----------         --------

Balance, December 31, 1994                             111            82,846          (36,706)            (2,662)            43,589

   Increase in treasury shares                                                                            (1,168)           (1,168)
   Repurchase and retirement of
        common stock                                                 (1,116)                                                (1,116)
   Net loss                                                                            (4,670)                              (4,670)
                                                    ------       -----------        ---------          ----------         --------

Balance, December 31, 1995                             111            81,730          (41,376)            (3,830)            36,635

   Increase in treasury shares                                                                               (44)              (44)
   Repurchase and retirement of
        common stock                                                 (1,750)                                                (1,750)
   Exercise of common stock
        options                                                           10                                                     10
   Net income                                                                            8,210                                8,210
                                                    ------       -----------         ---------         ----------          --------

Balance, December 31, 1996                           $ 111         $  79,990        $ (33,166)          $ (3,874)          $ 43,061
                                                      ====          ========         ========            =======            =======




















                                          The accompanying  notes are an integral
                                             part of the financial statements.



                                        HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In thousands)


                                                                                  For the Years Ended December 31,
                                                                             1996                1995               1994

OPERATING ACTIVITIES:
   Net income (loss)                                                         $ 8,210           $ (4,670)          $ (2,974)
   Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
            Depreciation, depletion, amortization and impairment               9,246              17,483             12,061
            Deferred income tax benefit                                        (350)             (2,588)            (2,108)
            Noncash interest expense                                              83                 109                149
            Recoupment of take-or-pay liability                                (110)               (168)               (69)
            Undistributed earnings of affiliates                             (5,173)             (3,469)            (1,023)
                                                                            -------             -------            -------
                 Cash provided by operations before working
                      capital changes                                         11,906               6,697              6,036

   Changes in  operating  assets and  liabilities  provided  (used)  cash net of noncash activity:
            Accrued oil and gas revenues                                     (2,134)                  22                649
            Due from affiliates                                              (1,071)               (381)                650
            Prepaid and other assets                                           (382)                  91              3,149
            Accounts payable and accrued liabilities                         (1,402)               1,877            (2,178)
            Payable to affiliates                                                                  (247)                247
                                                                           ---------           --------            --------
                 Net cash provided by operating activities                     6,917               8,059              8,553
                                                                              ------             -------            -------

INVESTING ACTIVITIES:
   Proceeds from oil and gas property sales                                    1,368                 726              1,740
   Additions to oil and gas properties                                       (2,182)             (2,188)            (1,265)
   Exploration and development costs incurred                                (7,578)             (7,379)            (8,556)
   Refinance of Spraberry investment                                         (6,338)
   Distributions received from affiliates                                      1,144               1,096                626
   Investment in affiliates                                                                      (5,330)               (64)
                                                                         -----------            -------          ----------
                 Net cash used in investing activities                      (13,586)            (13,075)            (7,519)
                                                                            -------              ------            -------

FINANCING ACTIVITIES:
   Payments of long-term debt                                                (2,000)                                (3,000)
   Proceeds from long-term debt                                               10,000               5,000              3,000
   Repurchase and retirement of common stock                                 (1,750)             (1,116)
   Payments on contract settlement obligation                                  (118)               (518)              (522)
   Exercise of stock options                                                      10
   Other financing activities                                                     16                  10
                                                                           ---------           ---------
                 Net cash provided by (used in) financing activities           6,158               3,376              (522)
                                                                             -------             -------          --------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                 (511)             (1,640)                512

CASH AND CASH EQUIVALENTS:

   BEGINNING OF YEAR                                                           1,139               2,779              2,267
                                                                              ------             -------            -------

   END OF YEAR                                                               $   628            $  1,139           $  2,779
                                                                              ======             =======            =======

                                          The accompanying  notes are an integral
                                             part of the financial statements.

                   HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Hallwood Consolidated Resources Corporation ("HCRC" or the "Company") is a Delaware corporation engaged in the development, production, sale and transportation of oil and gas, and in the acquisition, exploration, development and operation of oil and gas properties. The Company's properties are primarily located in the Rocky Mountain, MidContinent, Texas and Gulf Coast regions of the United States. The principal objective of the Company is to pursue asset growth through the replacement and enhancement of oil and gas reserves.

Accounting Policies

Consolidation

HCRC accounts for its interest in affiliated oil and gas partnerships and limited liability companies using the proportionate consolidation method of accounting. The accompanying financial statements include the activities of HCRC and its pro rata share of the activities of Hallwood Energy Partners, L. P. ("HEP").

Property, Plant and Equipment

The Company follows the full cost method of accounting whereby all costs related to the acquisition of oil and gas properties are capitalized in a single cost center ("full cost pool") and are amortized over the productive life of the underlying proved reserves using the units of production method. Proceeds from property sales are generally credited to the full cost pool.

Capitalized costs of oil and gas properties may not exceed an amount equal to the present value discounted at 10% of estimated future net revenues from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues is computed by applying year-end prices of oil and gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.

The Company does not accrue costs for future site restoration, dismantlement and abandonment costs related to proved oil and gas properties because the Company estimates that such costs will be offset by the salvage value of the equipment sold upon abandonment of such properties. The Company's estimates are based upon its historical experience and upon review of current properties and restoration obligations.

Unproved  properties are withheld from the amortization  base until such time as
they  are  either  developed  or  abandoned.   These  properties  are  evaluated
periodically for impairment.

During 1996, HCRC adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 provides the standards for accounting for the impairment of various long-lived assets. Substantially all of HCRC's long-lived assets consist of oil and gas properties which are evaluated for impairment as described above. Therefore, the adoption of SFAS 121 did not to have a material effect on the financial position or results of operations of HCRC.

Derivatives

HCRC has entered into numerous financial contracts to hedge the price of its oil and natural gas. The purpose of the hedges is to provide protection against price drops and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of these contracts are recognized as oil or gas revenue at the time the hedged volumes are sold.

Gas Balancing

HCRC uses the sales method to account for gas balancing. Under this method, HCRC recognizes revenue on all of its sales of production and any over-production or under-production is recovered or repaid at a future date.

As of December 31, 1996, HCRC had a net over-produced position of 462,000 mcf ($919,000 valued at average annual prices). Current imbalances can be made up with production from existing wells or from wells which will be drilled as offsets to current producing wells. HCRC's oil and gas reserves as of December 31, 1996 have been reduced by 462,000 mcf in order to reflect HCRC's gas balancing position.

Stock Split

During the fourth quarter of 1995, the stockholders of HCRC approved a one-for-ten reverse split of HCRC's common stock, which was effective November 9, 1995. All share and per share information has been restated to reflect the one-for-ten reverse stock split.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Use of Estimates

The preparation of the financial statements for the Company in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Computation of Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding during the reporting period. The stock options granted during 1995 (See Note 10) are considered to be common share equivalents since January 1, 1996 because the market price of the common stock has exceeded the exercise price of the options since that date. The number of common shares is reduced by the number of common shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common stock during the reporting period).

At December 31, 1996 and 1995, the Company owns approximately 19% of the outstanding units of HEP, which owns approximately 46% of the Company's shares; consequently, the Company has an interest in 86,426 and 83,980 of its own shares at December 31, 1996 and 1995, respectively. These shares are treated as treasury stock in the accompanying financial statements.

Significant Customers

Both oil and natural gas are purchased by refineries, major oil companies, public utilities, industrial customers and other users and processors of petroleum products. HCRC is not confined to, nor dependent upon, any one purchaser or small group of purchasers. Accordingly, the loss of a single purchaser, or a few purchasers, would not materially affect HCRC's business because there are numerous purchasers in the areas in which HCRC sells its production. However, for the years ended December 31, 1996, 1995 and 1994, purchases by the following companies exceeded 10% of the total oil and gas revenues of the Company:


                                       1996              1995              1994
                                      ------            ------            -----

Koch Oil Company                        23%               27%               34%
Conoco Inc.                             13%               14%               15%
Scurlock Permian Corporation            14%
El Paso Field Services                  11%

Environmental Concerns

The Company is continually taking actions it believes are necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations. As of December 31, 1996, the Company has not been fined or cited for any environmental violations which would have a material adverse effect upon capital expenditures, earnings, cash flows or the competitive position of the Company in the oil and gas industry.

Reclassifications

Certain reclassifications have been made to prior years' amounts to conform to the classifications used in the current year.


NOTE 2 - OIL AND GAS PROPERTIES

The following table summarizes certain cost information related to the Company's oil and gas activities, including its pro rata share of HEP's oil and gas activities. The Company has no material long-term supply agreements, and all reserves are located within the United States.


                                                              For the Years Ended December 31,
                                                         1996               1995               1994
                                                                  (In thousands)

Property acquisition costs                              $ 2,830            $10,912            $ 1,612
Development costs                                         9,834             15,179              4,245
Exploration costs                                           989              2,472              5,190
                                                        -------             ------             ------
   Total                                                $13,653            $28,563            $11,047
                                                         ======             ======             ======

Unproved domestic properties as of December 31, 1996 and 1995 consist primarily of acreage in the San Juan Basin area of New Mexico.

Depreciation, depletion, amortization and property impairment related to proved oil and gas properties per equivalent barrel of production for the years ended December 31, 1996, 1995 and 1994 was $4.17, $6.96 and $6.73, respectively.


NOTE 3 - PRINCIPAL ACQUISITIONS AND SALES

1996

On July 1, 1996, HCRC and HEP completed a transaction involving the acquisition from Fuel Resources Development Co., a wholly owned subsidiary of Public Service Company of Colorado, and other interest owners of their interests in 38 coal bed methane wells located in LaPlata County, Colorado and Rio Arriba County, New Mexico. Thirty-four of the wells, estimated to have reserves of 53 bcf, were assigned to 44 Canyon LLC ("44 Canyon"), a special purpose entity owned by a large east coast financial institution. The wells qualify for tax credits under
Section 29 of the Internal Revenue Code. Hallwood Petroleum, Inc. ("HPI") manages and operates the properties on behalf of 44 Canyon. The $28.4 million purchase price was funded by 44 Canyon through the sale of a volumetric production payment to an affiliate of Enron Capital & Trade Resources Corp., a subsidiary of Enron Corp., the sale of a subordinated production payment and certain other property interests for $3.45 million to an affiliate of HCRC and HEP, and additional cash contributed by the owners of 44 Canyon. The affiliate of HCRC and HEP which purchased the subordinated production payment and other property interests is owned equally by HCRC and HEP. The interests in the four wells in Rio Arriba County were acquired directly by HCRC and HEP.

1995

On September 29, 1995, HCRC purchased 1,158,696 Class A Units of HEP having a market value of $5,330,000 from a nominee acting on behalf of the plaintiff class members in a class action lawsuit against HEP pursuant to the terms of an option in the settlement of the lawsuit. The purchase of these Class A Units represents the indirect acquisition of approximately 1.9 million equivalent barrels of reserves.

1994

During the second quarter of 1994, HCRC and HEP formed a limited partnership with a third party for the purpose of producing natural gas qualified for the
Section 29 tax credit under the Internal Revenue Code. A limited liability company owned by HCRC and HEP is the general partner of the partnership. In 1994, HCRC and HEP sold a term working interest in certain wells in San Juan County, New Mexico to the limited partnership. In November 1996, HCRC and HEP sold to the limited partnership their 80% reversionary interest in the properties owned by the limited partnership. As consideration for the sale, HCRC and HEP received a production payment, an increase in incentive payments and a 90% springing reversionary interest in the properties.

In the 1994 transaction, HCRC and HEP received a cash payment totaling $3,400,000. HCRC recorded its $1,530,000 share of the cash payment received as a credit to oil and gas properties in the accompanying financial statements. As a result of the 1994 and 1996 transactions, HCRC and HEP receive 97% of the cash flow from production from the wells sold until 22.3 bcf are produced from the wells (from November 1, 1996) and 80% of the cash flow until 31 bcf are produced. HCRC and HEP also receive quarterly cash incentive payments equal to 34% of the Section 29 tax credit generated from the production from the wells until 10.3 bcf are produced from the wells (from November 1, 1996), and 55% thereafter. HCRC and HEP share in all proceeds 45% and 55%, respectively.

NOTE 4 - DERIVATIVES

HCRC has entered into numerous financial contracts to hedge the price of its oil and natural gas. HCRC does not use these hedges for trading purposes, but rather for the purpose of providing a protection against price drops and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of these contracts is recognized as oil or gas revenue at the time the hedged volumes are sold.

The financial contracts used by HCRC to hedge the price of its oil and natural gas production are swaps, collars and participating hedges. Under the swap contracts, HCRC sells its oil and gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices.

The following table provides a summary of HCRC's financial contracts:


                                Oil
                        Quantity of Production         Contract
Period                          Hedged               Floor Price
                                (bbls)                (per bbl)

1994                             178,000                $17.47
1995                             220,000                 16.93
1996                             219,000                 18.47
1997                             262,000                 17.88
1998                              82,000                 15.07
1999                              23,000                 15.88

From 1997 forward, between 16% and 100% of the oil volumes hedged in each year are subject to a participating hedge whereby HCRC will receive the contract price if the posted futures price is lower than the contract price, and will receive the contract price plus between 25% and 75% of the difference between the contract price and the posted futures price if the posted futures price is greater than the contract price. From 1997 forward, between 35% and 100% of the volumes hedged in each year are subject to a collar agreement whereby HCRC will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $17.50 to $19.35 per barrel.


                                Gas
                        Quantity of Production         Contract
Period                          Hedged               Floor Price
                                (mcf)                 (per mcf)

1994                          2,196,000                 $1.83
1995                          1,792,000                  1.84
1996                          2,429,000                  1.77
1997                          2,413,000                  1.89
1998                          1,979,000                  1.91
1999                          1,062,000                  1.67
2000                            450,000                  1.86

From 1997 forward, between 0% and 37% of the gas volumes hedged in each year are subject to a collar agreement whereby HCRC will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price.
The cap prices range from $2.78 to $2.93 per mcf.

In the event of nonperformance by the counterparties to the financial contracts, HCRC is exposed to credit loss, but has no off-balance sheet risk of accounting loss. The Company anticipates that the counterparties will be able to satisfy their obligations under the contracts because the counterparties consist of well-established banking and financial institutions which have been in operation for many years. Certain of HCRC's hedges are secured by the lien on HCRC's oil and gas properties which also secures HCRC's Credit Agreement described in Note 6.


NOTE 5 - RELATED PARTY TRANSACTIONS

Hallwood Petroleum, Inc. ("HPI"), an affiliated entity, manages and operates certain oil and gas properties on behalf of other joint interest owners and the Company. In such capacity, HPI pays all costs and expenses of operations and distributes all revenues associated with such properties. The Company had receivables from HPI of $897,000 and $381,000 as of December 31, 1996 and 1995, respectively. These amounts represent revenues net of operating costs and expenses.

The Company reimburses HPI for actual costs and expenses, which include office rent, salaries and associated overhead for personnel of HPI engaged in the acquisition and evaluation of oil and gas properties (technical expenditures which are capitalized as costs of oil and gas properties) and general and administrative and lease operating expenditures necessary to conduct the business of the Company (nontechnical expenditures which are expensed as general and administrative or production operating expense). Reimbursements during 1996, 1995 and 1994 were as follows (in thousands):


                        Technical        Nontechnical
                      Expenditures       Expenditures

1996                      $823             $1,293
1995                       912              1,627
1994                       473              1,827

Included in the nontechnical allocation from HPI attributable to the Company's direct interest is approximately $115,000, $111,000 and $103,000 of consulting fees under a contract with The Hallwood Group Incorporated ("Hallwood"), an affiliated company, during the years ended December 31, 1996, 1995 and 1994, respectively. Also included in the nontechnical allocation is $234,000, $263,000 and $237,000 in 1996, 1995 and 1994, respectively, representing costs incurred by Hallwood and its affiliates on behalf of the Company.

During the third quarter of 1994,  HPI entered into a consulting  agreement with
its  Chairman  of  the  Board  to  provide  advisory   services   regarding  the
international activities of its affiliates. The amount of consulting fees allocated to the Company under this agreement is $125,000 in both 1996 and 1995 and $62,500 in 1994.

NOTE 6 - DEBT

During the first quarter of 1995, the Company and its banks amended their credit agreement to extend the term date of the line of credit to May 31, 1997. The borrowing base is currently $23,000,000, however, the Company's borrowings are presently limited to the bank's commitment level of $22,000,000. As of December 31, 1996, the Company has borrowed $20,000,000 against the credit line. HCRC's borrowing base is also reduced by outstanding contract settlement debt of $948,000; therefore, unused borrowing base totaled $2,052,000 at February 28, 1997.

Borrowings against the credit line bear interest, at the option of the Company, at either (i) the banks' Certificate of Deposit rate plus 1.875%, (ii) the Euro-Dollar rate plus 1.75% or (iii) the higher of the prime rate of Morgan Guaranty Trust or the sum of one-half of 1% plus the Federal funds rate, plus
 .75%. At December 31, 1996 the applicable interest rate was 7.7%. Interest is payable at least quarterly, and quarterly principal payments of $1,250,000, as adjusted for the borrowings subsequent to year end, commence May 31, 1997. HCRC intends to extend the maturity date of its credit line prior to the commencement of the amortization period. The credit facility is secured by a first lien on approximately 80% of the Company's oil and gas properties.

As of December 31, 1996, the Company's five year debt maturity schedule is as follows:


                                                                (In thousands)

      1997                                                         $ 3,750
      1998                                                           5,000
      1999                                                           5,000
      2000                                                           5,000
      2001                                                           1,250
                                                                    -------
                                                                     20,000

Less: Current maturities of long-term debt                            3,750
                                                                     ------

Long-term debt balance at December 31, 1996                         $16,250
                                                                     ======

HCRC has entered into contracts to hedge its interest rate payments on $7,000,000 of its debt through 1996, $10,000,000 for each of 1997 and 1998 and
$5,000,000 for each of 1999 and 2000. HCRC does not use the hedges for trading purposes, but rather for the purpose of providing a measure of predictability for a portion of HCRC's interest payments under its debt agreement, which has a floating interest rate. In general, it is HCRC's goal to hedge 50% of the principal amount of its debt for the next two years and 25% for each year of the remaining term of the debt. HCRC has entered into four hedges, of which one is an interest rate collar pursuant to which it pays a floor rate of 7.55% and a ceiling rate of 9.85% and the others are interest rate swaps with fixed rates ranging from 5.75% to 6.57%. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.


NOTE 7 - CONTRACT SETTLEMENT OBLIGATION

In March 1989, the Company received $2,877,000 as a recoupable take-or-pay settlement on a contract with a gas pipeline. The settlement was recoupable monthly in cash or gas volumes, from April 1992 through March 1996 with a balloon payment due during the first quarter of 1998. A liability has been recorded equal to the present value of the settlement discounted at 10.68%, HCRC's estimated borrowing cost in 1989. The Company also repaid $640,000 which represented the balance of suspended payments to the pipeline for previous years, in equal monthly installments of $13,329 through March 1996. This amount was previously recorded as an offset to the full cost pool at the time the contract was initially abrogated by the pipeline. As payment of this obligation was made, it was charged to the full cost pool.

At December 31, 1996, the long-term contract settlement balance consists of a payment of $1,044,000 due in March 1998, net of unaccreted discount of $96,000.


NOTE 8 - STATEMENT OF CASH FLOWS

Cash paid for interest during 1996, 1995 and 1994 was $1,374,000, $625,000 and $361,000, respectively. Cash paid for income taxes during 1996 and 1995 was $185,000 and $122,000, respectively. A refund of taxes of $285,000 was received during 1994.


NOTE 9 - INCOME TAXES

The following is a summary of the income tax provision (benefit):


                                                  For the Years
                                                Ended December 31,
                                     1996               1995               1994
                                                  (In thousands)

State                               $ 236           $     62           $    176
Federal -   Current                    65                  9                 62
            Deferred                 (350)             (2,588)           (2,108)
                                      ----              ------            ------
                 Total              $ (49)            $(2,517)          $(1,870)
                                     ====              ======            ======

Reconciliations of the expected tax at the statutory tax rate to the effective tax are as follows:


                                                  For the Years
                                                Ended December 31,
                                     1996              1995                1994
                                                  (In thousands)

Expected tax expense (benefit) at the
   statutory rate                   $2,775           $(2,443)           $(1,647)
State taxes net of federal benefit     156                 41                116
Change in valuation allowance       (3,739)
Other                                  759              (115)              (339)
                                     ------           -------            -------
        Effective tax benefit       $  (49)          $(2,517)           $(1,870)
                                    =======           ======             ======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:


                                                        1996               1995
                                                       ------             -----

Deferred tax assets:
   Net operating loss carryforward                    $3,606            $ 4,647
   Capital loss carryforward                           1,688              1,753
   Temporary differences between
        book and tax basis of property                 1,235              2,745
   Other                                                                    773
                                                    --------             ------
        Total                                          6,529              9,918

   Valuation allowance                                (6,179)            (9,918)
                                                      ------             ------

Net deferred tax asset                              $    350          $
                                                     =======            ========

The Company's net operating loss carryforwards expire between 2007 and 2010.


NOTE 10 - EMPLOYEE INCENTIVE PLANS

Every year beginning in 1992, the Company's Board of Directors has adopted an incentive plan. Each year the Board of Directors determines the percentage of HCRC's interest in the cash flow from certain wells drilled, recompleted or enhanced during the year allocated to the incentive plan for that year. The specified percentage was 2.4% for 1996, 1.4% for domestic wells for 1995 and 1% for domestic wells for 1994. In 1994 and 1995, HCRC also had an international incentive plan and the percentage interest in cash flow for that plan was 3%. Beginning in 1996, the domestic and international plans were combined. The specified percentage of cash flow is then allocated among certain key employees who are participants in the plan for that year. Each award under the plan (with regard to domestic properties) represents the right to receive for five years a portion of the specified share of the cash flow attributable to qualifying wells included in the plan for that year. In the sixth year after the award, the participants are each paid a share of an amount equal to a specified percentage (80% for 1996 and 1995 and 40% for 1994) of the remaining net present value of the qualifying wells, and the award for that year terminates. The expenses attributable to the plans were $119,000 in 1996, $147,000 in 1995 and $67,000 in 1994 and are included in general and administrative expense in the accompanying financial statements.

During 1995, the Company adopted a stock option plan covering 53,000 shares of Common Stock and granted options for all of the shares under the plan. The options were granted effective July 1, 1995 at an exercise price of $20.00 per share, which was equal to the fair market value of the Common Stock on the day preceding the date of grant. The options expire on July 1, 2005, unless sooner terminated pursuant to the provisions of the plan. The options are exercisable one-third on July 1, 1995, an additional one-third on July 1, 1996, and the remaining one-third on July 1, 1997. During December 1996, 500 options were exercised.

A summary of HCRC's Option Plan as of December 31, 1996 and 1995 and the changes therein during the years then ended on those dates is presented below:


                                                                1996                                     1995
                                                               ------                                    ----
                                                                         Exercise                                 Exercise
                                                     Shares                Price               Shares               Price

Outstanding at beginning of year                    53,000                 $20.00
Granted                                                                                       53,000                $20.00

Exercised                                              500                   20.00
                                                   -------                   -----
Outstanding at end of year                          52,500                  $20.00            53,000                $20.00
                                                    ======                   =====            ======                 =====

Options exercisable at year end                     34,833                                    17,667
                                                    ======                                    ======

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation cost has been recognized for the Option Plan. Had compensation expense for the Option Plan been determined based on the fair value at the grant date for the options awarded in 1995 consistent with the provisions of SFAS 123, HCRC's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:


                                                     1996               1995
                                                     ------             -----

Net income (loss):   as reported                  $8,210,000       $(4,670,000)
                     pro forma                     7,975,000        (5,078,000)

Net income (loss) per share:  as reported              $8.88            $(4.43)
                              pro forma                 8.68             (4.81)

The fair value of the options for disclosure purposes was estimated on the date of the grant using the Black-Scholes Model with the following assumptions:


Expected dividend yield                                     0%
Expected price volatility                                  40%
Risk-free interest rate                                     6.2%
Expected life of options                                   10 years


NOTE 11 - COMMITMENTS

The Company is guarantor of 40% of the obligation under the Denver, Colorado office lease which is in the name of HPI. HEP is guarantor of the remaining 60% of the obligation. HPI leases 41,000 square feet for approximately $600,000 per year. The lease expires in 1999.

NOTE 12 - ODD LOT REPURCHASE

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

On April 1, 1996, HCRC made another offer to purchase holdings of 99 or fewer shares from its stockholders of record as of March 25, 1996. The offer was for the period from April 1, 1996 through May 3, 1996. The Company repurchased a total of 25,930 shares at a purchase price of $34.00 per share. HCRC resold 12,965 of these shares to HEP at the price paid by HCRC for such shares.


NOTE 13 - INVESTMENT IN AFFILIATED ENTITIES

HCRC accounts for its 19% investment in HEP and, in 1995, its 60% investment in Hallwood Spraberry Drilling Company, L.L.C. ("HSD") using the pro rata method of accounting. The following presents summarized financial information for HEP as of and for the years ended December 31, 1996, 1995 and 1994, and for HSD as of and for the year ended December 31, 1995, (its first year of operations). HCRC assumed direct ownership of the properties previously held by HSD effective April 1, 1996.


   HEP                                                       1996                       1995                      1994
   ---                                                      ------                     ------                    -----
                                                                                  (In thousands)

Current assets                                            $ 20,380                   $ 18,503                  $ 14,670
Noncurrent assets                                          102,412                    106,649                   121,611
Current liabilities                                         21,735                     22,866                    24,834
Noncurrent liabilities                                      33,506                     41,672                    29,721
Minority interest                                            3,336                      3,042                     2,923
Revenue                                                     51,066                     43,780                    44,482
Net income (loss)                                           15,726                    (9,031)                  (10,093)



   HSD                                                                                  1995
                                                                                  (In thousands)

Current assets                                                                       $    629
Noncurrent assets                                                                      14,243
Current liabilities                                                                     1,900
Noncurrent liabilities                                                                 11,000
Revenue                                                                                 4,194
Net income                                                                              1,631

No other individual entity in which HCRC owns an interest comprises in excess of 10% of the revenues, net income or assets of HCRC.

NOTE 14 - LEGAL PROCEEDINGS

On April 23, 1992, a lawsuit was filed in the Chancery Court for New Castle County, Delaware, styled Tappe v. Hallwood Consolidated Resources Corporation, Hallwood Consolidated Partners, L. P., Hallwood Oil and Gas, Inc., Hallwood Energy Partners, L. P., and Hallwood Petroleum, Inc. (C. A. No 12536). The lawsuit seeks to rescind the conversion of Hallwood Consolidated Partners, L.P. ("HCP") into the Company ("Conversion") and to recover damages in unspecified amounts. The plaintiff also seeks class certification to represent similarly situated HCP unitholders. In general, the suit alleges that the defendants breached fiduciary duties to HCP unitholders by, among other things, proposing allocation of common stock in the Conversion on a basis that the plaintiff alleges is unfair, failing to require that the allocation be approved by an independent third party, causing the costs of proposing the Conversion to be borne indirectly by the partners of HCP whether or not the Conversion was completed, and failing to disclose certain matters in the Consent Statement/Prospectus soliciting consents to the Conversion. The defendants believe that they fully considered and disclosed all material information in connection with the Conversion, and they believe that the suit is without merit. HCRC plans to vigorously defend this case, but because of its early stages, cannot predict the outcome of this matter or any possible effect an adverse outcome might have.

The Company is involved in other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. The Company believes that its liability, if any, as a result of such proceedings and claims will not materially affect its financial condition or operations.


NOTE 15 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.


                                                 December 31, 1996
                                        Carrying                  Estimated Fair
                                          Amount                       Value
                                                   (In thousands)

Liabilities:
   Interest rate hedge contracts       $     -0-                     $    135
   Oil and gas hedge contracts               -0-                       14,100
   Current portion of long-term debt       3,750                        3,750
   Long-term debt                         16,250                       16,250
   Contract settlement                       948                          953

The estimated fair value of the interest rate hedge contracts is computed by multiplying the difference between the year end interest rate and the contract interest rate by the amounts under contract. This amount has been discounted using an interest rate that could be available to the Company.

The estimated fair value of the oil and gas hedge contracts is determined by multiplying the difference between year end oil and gas prices and the hedge contract price by the quantities under contract. This amount has been discounted using an interest rate that could be available to the Company.

Long-term debt is carried in the accompanying balance sheets at an amount which is a reasonable estimate of its fair value.

The estimated fair value of contract settlement is determined using interest rates that could be available to the Company for similar instruments with similar terms.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

                   HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                  SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION
                                   (Unaudited)


The following reserve quantity and future net cash flow information for the Company represents proved reserves which are located in the United States. The reserve estimates presented have been prepared by in-house petroleum engineers, and a majority of these reserves has been reviewed by independent petroleum engineers. The determination of oil and gas reserves is based on estimates which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

The standardized measure of discounted future net cash flows provides a comparison of the Company's proved oil and gas reserves from year to year. Under the guidelines set forth by the Securities and Exchange Commission, the calculation is performed using year end prices. At December 31, 1996, oil and gas prices averaged $23.96 per bbl of oil and $3.75 per mcf of gas for the Company, including its interest in HEP. Future production costs are based on year end costs and include severance taxes. The present value of future cash inflows is based on a 10% discount rate. The reserve calculations using these December 31, 1996 prices result in 7.2 million bbls of oil, 65 billion cubic feet of gas and a standardized measure of $134,000,000. This standardized measure is not necessarily representative of the market value of the Company's properties.

HCRC's standardized measure of future net cash flows has been decreased by $14,100,000 at December 31, 1996 for the effect of its hedge contracts. This amount represents the difference between year end oil and gas prices and the hedge contract prices multiplied by the quantities subject to contract, discounted at 10%.



                   HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                               RESERVE QUANTITIES
                                   (Unaudited)
                                 (In thousands)



                                                                       Gas                Oil
                                                                      (Mcf)              (Bbls)

Proved Reserves:

   Balance, December 31, 1993                                          44,889              3,579

        Extensions and discoveries                                      4,900              1,201
        Revisions of previous estimates                               (1,459)                753
        Sales of reserves in place                                      (302)              (171)
        Purchases of reserves in place                                    761                155
        Production                                                    (5,865)              (558)
                                                                      ------             ------

   Balance, December 31, 1994                                          42,924              4,959

        Extensions and discoveries                                      7,548              2,761
        Revisions of previous estimates                                 2,790                131
        Sales of reserves in place                                       (52)              (151)
        Purchases of reserves in place                                  7,533                664
        Production                                                    (7,071)              (719)
                                                                      ------             ------

   Balance, December 31, 1995                                          53,672              7,645

        Extensions and discoveries                                      1,947                491
        Revisions of previous estimates                                 7,701               (28)
        Sales of reserves in place                                    (1,627)              (160)
        Purchases of reserves in place                                 11,488                 70
        Production                                                    (8,280)              (837)
                                                                      ------             ------

   Balance, December 31, 1996                                          64,901              7,181
                                                                       ======              =====

Proved Developed Reserves:

   Balance, December 31, 1994                                          39,637              3,848
                                                                       ======              =====
   Balance, December 31, 1995                                          49,854              6,657
                                                                       ======              =====
   Balance, December 31, 1996                                          63,044              6,431
                                                                       ======              =====




                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                             STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                                                    (Unaudited)
                                                  (In thousands)



                                                                                     December 31,
                                                                                     -------------
                                                                  1996                   1995                  1994
                                                                 ------                 ------                -----

Future sales                                                      $413,000               $243,000              $151,000
Future production and development costs                          (158,000)              (106,000)              (69,000)
Provision for income tax                                          (30,000)                (4,000)               (1,000)
                                                                 --------               --------              --------
Future cash flows                                                  225,000                133,000                81,000
10% discount to present value                                     (91,000)               (48,000)              (29,000)
                                                                 ---------              --------              --------
Standardized measure of discounted future
   net cash flows                                                 $134,000              $  85,000             $  52,000
                                                                   =======               ========              ========



                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                      CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                                                    (Unaudited)
                                                  (In thousands)



                                                                       For the Years Ended December 31,
                                                                  1996               1995               1994

Standardized measure of discounted future
   net cash flows at beginning of year                          $ 85,000           $ 52,000           $ 54,000
Sales of oil and gas produced, net of
   production costs                                             (22,915)           (15,268)           (11,035)
Net changes in prices and production costs                        46,516             11,325            (5,459)
Extensions and discoveries net of future
   production and development costs                                7,011             22,133              9,220
Changes in estimated future development costs                    (8,509)           (16,151)            (6,242)
Development costs incurred                                         9,834             15,179              4,245
Revisions of previous quantity estimates                          10,802              3,280              2,330
Purchase of reserves in place                                     17,061             10,571              1,288
Sale of reserves in place                                        (3,707)              (879)            (1,011)
Accretion of discount                                              8,513              5,200              5,400
Net change in income taxes                                      (15,332)            (2,121)                167
Changes in production rates and other                              (274)              (269)              (903)
                                                              ---------           --------           --------
Standardized measure of discounted
   future net cash flows at end of year                         $134,000           $ 85,000           $ 52,000
                                                                 =======            =======            =======


ITEM 9 -         DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                 DISCLOSURES

                 None.


                                                     PART III


ITEM 10 -   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                 The information required by this item will be included in the definitive proxy statement of HCRC relating to HCRC's 1997 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.


ITEM 11 -   EXECUTIVE COMPENSATION

                 The information required by this item will be included in the definitive proxy statement of HCRC relating to HCRC's 1997 Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.


ITEM 12 -        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 The information required by this item will be included in the definitive proxy statement of HCRC relating to HCRC's 1997 Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.


ITEM 13 -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 The information required by this item will be included in the definitive proxy statement of HCRC relating to HCRC's 1997 Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.


                                                      PART IV


ITEM 14 -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                 Financial Statements and Financial Statement Schedules See Index at Item 8

                 Reports on Form 8-K
                 No reports on Form 8-K were filed during the quarter ended December 31, 1996.

Exhibits

   (1)   3.1     Restated  Certificate of  Incorporation of HCRC, as amended through January 21, 1992

   (1)   3.2     Bylaws of HCRC

   (2)   3.3     Amendment to Bylaws of HCRC

   (3)   3.4     Certificate of Amendment of Restated Certificate of
                 Incorporation dated November 9, 1995.

   (1)  10.1     Agreement of Limited Partnership of Hallwood Consolidated
                 Partners, L.P.(originally, agreement of HCP Acquisition, L. P.)

   (1)  10.5     Management Agreement between Hallwood Petroleum, Inc. and HCRC

   (4)  10.7     Amended and Restated Credit Agreement dated as of March 31,1995 among HCRC and the Banks listed therein.

   (4)  10.8     Extension of Management Agreement between HCRC and Hallwood
                 Petroleum, Inc. dated May 1, 1995.

*  (4)  10.9     Domestic Incentive Plan between HCRC and Hallwood Petroleum,
                 Inc. dated January 14, 1993.

*  (5)  10.10    1995 Stock Option Plan

*  (5)  10.11    1995 Stock Option Loan Program

   (6)  10.12    Amendment No. 2 to Amended and Restated Credit Agreement

   (7)  21       Subsidiaries of Registrant

        23.1     Consent of Deloitte & Touche LLP



            (1) Incorporated by reference to the Registrant's Registration Statement No. 33-45729 on Form S-4 filed on February 14, 1992.
            (2) Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1992.
            (3) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
            (4) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
            (5) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
            (6) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
            (7) Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1995.

        *    Designates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION


Date: March 20, 1997                         By: /s/William L. Guzzetti
     ----------------------------------         -----------------------
                                                    William L. Guzzetti
                                                    President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature                               Capacity                                  Date


/s/Anthony J. Gumbiner                  Chairman of the Board and               March 20, 1997
-----------------------------------                                             --------------
Anthony J. Gumbiner                     Director


                                        Director                                March 20, 1997
Brian M. Troup


                                        Director                                March 20, 1997
John R. Isaac, Jr.


/s/Jerry A. Lubliner                    Director                                March 20, 1997
Jerry A. Lubliner


/s/Hamilton P. Schrauff                 Director                                March 20, 1997
Hamilton P. Schrauff


/s/Bill M. Van Meter                    Director                                March 20, 1997
-------------------------------------                                           --------------
Bill M. Van Meter


/s/Robert S. Pfeiffer                   Vice President -                        March 20, 1997
---------------------------------------                                         --------------
Robert S. Pfeiffer                      Chief Financial Officer
                                        (Principal Accounting Officer)