Form 10-Q
period 1997-03-31
HALLWOOD CONSOLIDATED RESOURCES CORP
filed 1997-05-14
CIK 883953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

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
Yes  |X|   No  |_|

Shares of Common Stock outstanding at May 13, 1997                      992,514

PART I.  FINANCIAL  INFORMATION
ITEM 1.  FINANCIAL  STATEMENTS

                                  HALLWOOD  CONSOLIDATED  RESOURCES  CORPORATION
                                           CONSOLIDATED BALANCE  SHEETS
                                                    (Unaudited)
                                           (In thousands except Shares)



                                                                                     March 31,              December 31,
                                                                                        1997                    1996

CURRENT ASSETS
    Cash and cash equivalents                                                       $    3,017             $       628
    Accrued oil and gas revenue                                                          3,661                   4,808
    Due from affiliates                                                                    923                     897
    Prepaid and other assets                                                               632                     493
    Current assets of affiliates                                                         4,907                   3,976
                                                                                     ---------               ---------
          Total current assets                                                          13,140                  10,802
                                                                                      --------                --------

PROPERTY, PLANT AND EQUIPMENT, at cost
    Oil and gas properties (full cost method)
       Proved oil and gas properties                                                   280,165                 278,581
       Unproved mineral interests - domestic                                             1,549                   1,240
                                                                                     ---------               ---------
          Total                                                                        281,714                 279,821
    Less - accumulated depreciation, depletion,
       amortization and impairment                                                   (214,603)               (212,536)
                                                                                      -------                 -------
          Net property, plant and equipment                                             67,111                  67,285
                                                                                      --------                --------

OTHER ASSETS
    Deferred tax asset                                                                     350                     350
    Noncurrent assets of affiliates                                                         28                      31
                                                                                   -----------             -----------
          Total other assets                                                               378                     381
                                                                                    ----------              ----------

TOTAL ASSETS                                                                          $ 80,629               $  78,468
                                                                                       =======                ========















                                         (Continued on the following page)




                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                           (In thousands except Shares)



                                                                                      March 31,              December 31,
                                                                                        1997                    1996

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                        $    1,501              $    2,273
    Current portion of contract settlement obligation                                      969
    Current portion of long-term debt                                                    5,000                   3,750
    Current liabilities of affiliates                                                    5,441                   4,826
                                                                                     ---------               ---------
          Total current liabilities                                                     12,911                  10,849
                                                                                       -------                --------

NONCURRENT LIABILITIES
    Contract settlement obligation                                                                                 948
    Long-term debt                                                                      15,000                  16,250
    Long-term obligations of affiliates                                                  6,585                   7,243
    Deferred liability                                                                     110                     117
                                                                                    ----------              ----------
          Total noncurrent liabilities                                                  21,695                  24,558
                                                                                      --------                --------

          Total liabilities                                                             34,606                  35,407
                                                                                      --------                --------

STOCKHOLDERS' EQUITY
    Common stock, par value $.01; 2,000,000 shares
       authorized; 992,514 shares issued at 1997 and 1996                                  111                     111
    Additional paid-in capital                                                          79,987                  79,990
    Accumulated deficit                                                               (30,201)                (33,166)
    Treasury stock - 86,426 shares at 1997 and 1996                                    (3,874)                 (3,874)
                                                                                    ---------               ---------
          Stockholders' Equity - Net                                                    46,023                  43,061
                                                                                      --------                --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  80,629               $  78,468
                                                                                      ========                ========















The accompanying notes are an integral part of the financial statements.



                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                       (In thousands except per Share data)



                                                                                      For the Three Months Ended
                                                                                                 March 31,
                                                                                        1997                    1996

REVENUES:
    Oil revenue                                                                       $  3,914                $  4,073
    Gas revenue                                                                          4,774                   4,131
    Pipeline and other                                                                     400                     346
    Contract settlement                                                                      7                      10
    Interest income                                                                         40                      17
                                                                                     ---------               ---------
                                                                                         9,135                   8,577
                                                                                       -------                 -------

EXPENSES:
    Production operating                                                                 2,515                   2,674
    General and administrative                                                             901                     824
    Interest                                                                               596                     740
    Depreciation, depletion and amortization                                             2,067                   2,557
                                                                                       -------                 -------
                                                                                         6,079                   6,795
                                                                                       -------                 -------

INCOME BEFORE INCOME TAXES                                                               3,056                   1,782
                                                                                       -------                 -------

PROVISION FOR INCOME TAXES:
    Current                                                                                 91                      32
                                                                                     ---------               ---------

NET INCOME                                                                            $  2,965                $  1,750
                                                                                       =======                 =======

NET INCOME PER SHARE                                                                 $    3.18               $    1.85
                                                                                      ========                ========

WEIGHTED AVERAGE COMMON SHARES AND
   COMMON SHARE EQUIVALENTS OUTSTANDING                                                    932                     945
                                                                                      ========                 =======













The accompanying notes are an integral part of the financial statements.



                                   HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (In thousands)



                                                                                         For the Three Months Ended
                                                                                                 March 31,
                                                                                        1997                    1996

OPERATING ACTIVITIES:
    Net income                                                                        $  2,965                $  1,750
    Adjustments to reconcile net income
       to net cash provided by operating activities:
       Depreciation, depletion and amortization                                          2,067                   2,557
       Noncash interest expense                                                             21                      21
       Undistributed earnings of affiliates                                            (1,407)                 (1,926)
       Recoupment of take-or-pay liability                                                 (7)                    (58)
                                                                                   ----------               ---------

              Cash provided by operations before
                 working capital changes                                                 3,639                   2,344

    Changes in  assets  and  liabilities  provided  (used)  cash net of  noncash activity:
          Accrued oil and gas sales                                                      1,147                   (225)
          Due from affiliates                                                            (409)                      31
          Prepaid and other assets                                                       (139)                      41
          Accounts payable and accrued liabilities                                       (772)                 (1,385)
                                                                                     --------                 -------

              Net cash provided by operating activities                                  3,466                     806
                                                                                       -------                --------

INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                  (162)                   (287)
    Exploration and development costs incurred                                         (1,197)                 (1,593)
    Proceeds from oil and gas property sales                                                                       174
    Distributions received from affiliates                                                 286                     286
    Other                                                                                  (4)
                                                                                   ----------

              Net cash used in investing activities                                    (1,077)                 (1,420)
                                                                                      -------                  ------

FINANCING ACTIVITIES:
    Repurchase and retirement of common stock                                                                  (1,316)
    Proceeds from long-term debt                                                                                 1,000
    Payments on contract settlement obligation                                                                   (118)
                                                                                   -----------               ---------

              Net cash used in financing activities                                                              (434)
                                                                                   -----------               --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     2,389                 (1,048)

CASH AND CASH EQUIVALENTS:

BEGINNING OF PERIOD                                                                        628                   1,139
                                                                                      --------                 -------

END OF PERIOD                                                                         $  3,017              $       91
                                                                                       =======               =========






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

The interim financial data in the accompanying financial statements are unaudited; however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's December 31, 1996 Annual Report on Form 10-K.


NOTE 2 -      ACCOUNTING POLICIES

Consolidation

The Company accounts for its interest in affiliated oil and gas partnerships and limited liability companies using the proportionate consolidation method of accounting. The accompanying financial statements include the activities of the Company and its pro rata share of the activities of Hallwood Energy Partners, L.
P. ("HEP").

Treasury Stock

At March 31, 1977 and December 31, 1996 the Company owns approximately 19% of the outstanding units of HEP which owns approximately 46% of the Company's common stock; consequently, the Company has an interest in 86,426 of its own shares. These shares are treated as treasury stock in the accompanying financial statements.

Computation of Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the reporting period. The stock options granted during 1995 are considered to be common share equivalents since January 1, 1996 because the market price of the common stock has exceeded the exercise price of the options since that date. The number of common share equivalents was computed using the treasury stock method which assumes that the increase in the number of common shares is reduced by the number of common shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common stock during the reporting period).

During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share (EPS), and supersedes APB Opinion No. 15 and its related interpretations. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution, and requires dual presentation of basic and diluted EPS for all entities with complex capital structures. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion No. 15. SFAS 128 is effective for periods ending after December 15, 1997, including interim periods, and will require restatement of all prior period EPS data presented; earlier application is not permitted.

A comparison of EPS shown in the accompany financial statements with the pro forma amounts that would have been determined in accordance with SFAS 128 is as follows:


                                          For the Quarter Ending March 31,
                                         1997                         1996

Primary (Basic):
    As reported                          $3.18                        $1.85
    Pro forma                             3.27                         1.85

Fully Diluted (Diluted):
    As reported                           3.18                         1.85
    Pro forma                             3.13                         1.83

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the classifications used in the current period.


NOTE 3 -      DEBT

On March 31, 1995 the Company and its banks amended their Credit Agreement to extend the maturity date to May 31, 1997. The borrowing base is currently
$23,000,000; however, the Company's borrowings are presently limited to the bank's commitment level of $22,000,000. As of March 31, 1997, the Company has borrowed $20,000,000 against the credit line. HCRC's borrowing base is further reduced by an outstanding contract settlement obligation of $969,000; therefore, its unused borrowing base totaled $2,031,000 at May 13, 1997.

Borrowings against the credit line bear interest, at the option of the Company, at either (i) the banks' Certificate of Deposit rate plus 1.875%, (ii) the Euro-Dollar rate plus 1.75% or (iii) the higher of the prime rate of Morgan Guaranty Trust or the sum of one-half of 1% plus the Federal funds rate, plus
 .75% (7.7% at March 31, 1997). Interest is payable at least quarterly, and quarterly principal payments of $1,250,000 commence May 31, 1997. HCRC intends to extend the maturity date of its credit line prior to the commencement of the amortization period. The credit facility is secured by a first lien on approximately 80% in value of the Company's oil and gas properties.

HCRC has entered into contracts to hedge its interest rate payments on $10,000,000 of its debt for each of 1997 and 1998 and $5,000,000 for each of 1999 and 2000. HCRC does not use the hedges for trading purposes, but rather for the purpose of providing a measure of predictability for a portion of HCRC's interest payments under its debt agreement, which has a floating interest rate. In general, it is HCRC's goal to hedge 50% of the principal amount of its debt for the next two years and 25% for each year of the remaining term of the debt. HCRC has entered into four hedges, of which one is an interest rate collar pursuant to which it pays a floor rate of 7.55% and a ceiling rate of 9.85%, and the others are interest rate swaps with fixed rates ranging from 5.75% to 6.57%. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.


NOTE 4 -       STATEMENTS OF CASH FLOWS

Cash paid for interest during the three months ended March 31, 1997 and 1996 was $402,000 and $231,000, respectively.

NOTE 5 -      LEGAL PROCEEDING

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


ITEM 2 -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

Liquidity and Capital Resources

Cash Flow

The Company generated $3,466,000 of cash flow from operating activities during the first three months of 1997. The other primary cash inflow was $286,000 in distributions received from affiliates. Cash was primarily used for additions to property and exploration and development costs of $1,359,000.

This resulted in an increase in the Company's cash of $2,389,000 for the three months ended March 31, 1997 from $628,000 at December 31, 1996 to $3,017,000 at March 31, 1997.

Development Projects and Acquisitions

Through March 31, 1997, HCRC incurred approximately $1,359,000 for exploration, development and acquisition costs, toward the 1997 capital budget of $12,500,000. The expenditures were comprised of approximately $1,197,000 for exploration and development expenditures and approximately $162,000 for property acquisitions. HCRC intends to be very active in capital projects during the second and third quarters of 1997 with projects in more than 25 areas, including drilling 11 wells in the existing Spraberry Texas area, drilling/recompleting 15 wells in the existing West Texas Kermit area, and participating in or operating ten seismic prospects. HCRC is reviewing possibilities in new locations in Louisiana, Montana, North Dakota, Oklahoma, Wyoming and Texas. HCRC is currently bidding with a major oil company on an offshore exploration block in Peru.

A description of significant exploration and development projects to date in 1997 follows.

In 1996, HCRC acquired 106 square miles of three dimensional (3-D) seismic data on the Cowden Ranch in Crane County, Texas. Two exploratory wells were drilled in 1996, both of which were dry. In early 1997, a third exploratory well was drilled at a total cost to HCRC of $175,000. This well was dry in its target location and considered noncommercial in an identified shallow formation.

HCRC also became active in Glasscock County, Texas in 1996 with the acquisition and processing of 66 square miles of 3-D seismic data and the drilling of one successful exploratory well prior to the end of the year. In 1997, HCRC has incurred approximately $190,000 for the drilling of a second successful 10,000 foot delineation well. This well is currently producing at a rate of 230 equivalent barrels of oil per day, and HCRC's working interest in this well is 30%. HCRC currently plans to drill at least one development well in this area in 1997 and has identified two additional exploration locations.

In the San Juan Basin of New Mexico, HCRC is currently recompleting two wells at an estimated cost of $68,000. HCRC plans to recomplete at least one more New Mexico well and up to seven of their San Juan Basin, Colorado wells in 1997.

The completion of projects begun in the fourth quarter of 1996 has cost HCRC approximately $500,000 in the first quarter of 1997. These additional costs are comprised primarily of $230,000 for two exploratory wells in Louisiana and miscellaneous costs in the West Texas Kermit, Merkel and Cowden Ranch areas.

The Merkel Project Area initially comprised 10 square miles of 3-D seismic data in Jones, Taylor and Nolan Counties, Texas. In 1996, HCRC participated in the drilling of eight wells, seven of which were successful. These wells are all outside operated and HCRC owns an average 12.5% working interest in the area. HCRC plans to drill three additional wells in 1997. Based on the success of this area in 1996, HCRC acquired 74 additional miles of 3-D seismic data adjacent to the nonoperated area and plans to drill a minimum of five wells in 1997, the first of which was dry. HCRC will own a 30% working interest in the first well and will be the operator in the new area.

Financing

On March 31, 1995 the Company and its banks amended their Credit Agreement to extend the maturity date to May 31, 1997. The borrowing base is currently
$23,000,000; however, the Company's borrowings are presently limited to the bank's commitment level of $22,000,000. As of March 31, 1997, the Company has borrowed $20,000,000 against the credit line. HCRC's borrowing base is further reduced by an outstanding contract settlement obligation of $969,000; therefore, its unused borrowing base totaled $2,031,000 at May 13, 1997.

Borrowings against the credit line bear interest, at the option of the Company, at either (i) the banks' Certificate of Deposit rate plus 1.875%, (ii) the Euro-Dollar rate plus 1.75% or (iii) the higher of the prime rate of Morgan Guaranty Trust or the sum of one-half of 1% plus the Federal funds rate, plus
 .75% (7.7% at March 31, 1997). Interest is payable at least quarterly, and quarterly principal payments of $1,250,000 commence May 31, 1997. HCRC intends to extend the maturity date of its credit line prior to the commencement of the amortization period. The credit facility is secured by a first lien on approximately 80% in value of the Company's oil and gas properties.

HCRC has entered into contracts to hedge its interest rate payments on $10,000,000 of its debt for each of 1997 and 1998 and $5,000,000 for each of 1999 and 2000. HCRC does not use the hedges for trading purposes, but rather for the purpose of providing a measure of predictability for a portion of HCRC's interest payments under its debt agreement which has a floating interest rate. In general, it is HCRC's goal to hedge 50% of the principal amount of its debt for the next two years and 25% for each year of the remaining term of the debt. HCRC has entered into four hedges, of which one is an interest rate collar pursuant to which it pays a floor rate of 7.55% and a ceiling rate of 9.85%, and the others are interest rate swaps with fixed rates ranging from 5.75% to 6.57%. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.

Cautionary Statement Regarding Forward-Looking Statements

In the interest of providing the Company's stockholders and potential investors with certain information regarding the Company's future plans and operations, certain statements set forth in this Form 10-Q relate to management's future plans and objectives. Such statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, expected to prove true and to come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things, volatility of oil and gas prices, competition, risks inherent in the Company's oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, the Company's ability to replace and expand oil and gas reserves, and such other risks and uncertainties described from time to time in the Company's periodic reports and filings with the Securities and Exchange Commission. Accordingly, stockholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted.

Inflation and Changing Prices

Prices

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Company, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, and government regulations and tax laws. Prices for both oil and gas fluctuated significantly throughout 1996 and through the first quarter of 1997. The following table sets forth the weighted average price received each quarter by the Company and the effects of the hedging transactions described below:


                                        Oil                   Oil                    Gas                    Gas
                                   (excluding the        (including the        (excluding the         (including the
                                     effects of            effects of            effects of             effects of
                                      hedging               hedging                hedging                hedging
                                   transactions)         transactions)          transactions)          transactions)
                                     (per bbl)             (per bbl)              (per mcf)              (per mcf)

First quarter 1996                     $17.92                 $17.86                 $2.00                  $1.94
Second quarter 1996                     21.00                 20.56                  1.80                   1.80
Third quarter 1996                      21.39                  20.43                  1.99                   1.94
Fourth quarter 1996                     24.00                  22.00                  2.66                   2.27
First quarter 1997                      23.56                  20.49                  2.64                   2.41

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

The following table provides a summary of the Company's outstanding financial contracts:


                                                      Oil
                                     Percent of Direct           Contract
            Period                   Production Hedged         Floor Price
                                                                (per bbl)

Last nine months of 1997                    44%                   $17.88
1998                                        16%                    15.07
1999                                         5%                    15.88

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

                                                      Gas
                                     Percent of Direct           Contract
            Period                    Production Hedged        Floor Price
                                                                (per mcf)

Last nine months of 1997                    43%                    $1.89
1998                                        40%                     1.91
1999                                        24%                     1.67
2000                                        12%                     1.86

Between 0% and 37% of the gas volumes hedged in each year are subject to a collar agreement whereby HCRC will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $2.78 to $2.93 per mcf.

During the second quarter through April 23, 1997, the weighted average oil price (for barrels not hedged) was approximately $18.50 per barrel and the weighted average price of natural gas (for mcf not hedged) was approximately $1.70 per mcf.

Inflation

Inflation is not anticipated to have a material impact on the Company in 1997.

Results of Operations

The following tables are presented to contrast HCRC's revenue, expense and earnings for discussion purposes. Significant fluctuations are discussed in the accompanying narrative.

The "direct owned" column represents HCRC's direct royalty and working interests in oil and gas properties. The "HEP" column represents HCRC's share of the results of operations of HEP; HCRC owned approximately 19% of the outstanding limited partner units of HEP during 1996 and 1997.




                                     TABLE OF HCRC EARNINGS FOR MANAGEMENT DISCUSSION
                                                (In thousands except price)



                                          For the Quarter Ended March 31, 1997            For the Quarter Ended March 31, 1996
                                           ------------------------------------           ------------------------------------
                                         Direct                                        Direct
                                         Owned           HEP        Total              Owned               HEP               Total

Oil production (bbl)                            153         38         191                179                 49                228
Gas production (mcf)                          1,470        509       1,979              1,566                568              2,134

Average oil price (per bbl)                  $20.46     $20.63      $20.49             $17.84             $17.96             $17.86
Average gas price (per mcf)                 $  2.40    $  2.44     $  2.41            $  1.85            $  2.18            $  1.94

Oil revenue                                 $ 3,130   $    784     $ 3,914            $ 3,193           $    880            $ 4,073
Gas revenue                                   3,531      1,243       4,774              2,894              1,237              4,131
Pipeline and other                              260        140         400                211                135                346
Contract settlement                               7                      7                 10                                    10
Interest income                                  18         22          40                  4                 13                 17
                                           --------   --------    --------          ---------           --------           --------

       Total revenue                          6,946      2,189       9,135              6,312              2,265              8,577
                                             ------     ------      ------             ------             ------             ------

Production operating expense                  1,977        538       2,515              2,080                594              2,674
General and administrative expense              679        222         901                613                211                824
Interest expense                                446        150         596                529                211                740
Depreciation, depletion and amortization      1,579        488       2,067              1,928                629              2,557
                                             ------    -------      ------

       Total expense                          4,681      1,398       6,079              5,150              1,645              6,795
                                             ------     ------      ------             ------             ------             ------

Income before Income Taxes                    2,265        791       3,056              1,162                620              1,782
                                             ------    -------      ------             ------            -------             ------

Provision for Income Taxes:
    Current                                      91                     91                 32                                    32
                                           --------               --------           --------                              --------

       Net income                           $ 2,174   $    791     $ 2,965            $ 1,130           $    620            $ 1,750
                                             ======    =======      ======             ======            =======             ======


First Quarter of 1997 Compared to First Quarter of 1996

Oil Revenue

Oil revenue decreased $159,000, during the first quarter of 1997 as compared with the first quarter of 1996. The decrease in revenue is comprised of a decrease in oil production from 228,000 barrels in 1996 to 191,000 barrels in 1997, partially offset by an increase in the average oil price from $17.86 per barrel in 1996 to $20.49 per barrel in 1997. The decrease in production is primarily due to normal production declines. Because the Company's hedged oil prices were lower than average posted prices in the first quarter of 1997, the effect of hedging transactions, as described above, was to decrease the Company's average oil price from $23.56 per barrel to $20.49 per barrel, resulting in a $586,000 decrease in revenue.

Gas Revenue

Gas revenue increased $643,000 during the first quarter of 1997 as compared with the first quarter of 1996. The increase is comprised of an increase in price from $1.94 per mcf in 1996 to $2.41 per mcf in 1997, partially offset by a decrease in gas production from 2,134,000 mcf in 1996 to 1,979,000 mcf in 1997. The decrease in production is primarily due to normal production declines. The effect of the Company's hedging activity during the first quarter of 1997 was to decrease the Company's average gas price from $2.64 per mcf to $2.41 per mcf, resulting in a $455,000 decrease in revenue.

Pipeline and Other

Pipeline and other revenue consists of revenue derived from salt water disposal, incentive and tax credit payments from certain coal bed methane wells and other miscellaneous items. Pipeline and other revenue increased $54,000 during the first quarter of 1997 as compared with the first quarter of 1996. The increase is due to numerous miscellaneous items, none of which are individually significant.

Production Operating Expense

Production operating expense decreased $159,000 during the first quarter of 1997 as compared with the first quarter of 1996, primarily as a result of decreased production taxes and operating expenses due to the decreased oil and gas production as discussed previously.

General and Administrative Expense

General and administrative expense includes costs incurred for direct administrative services such as legal, audit and reserve reports as well as allocated internal overhead incurred by Hallwood Petroleum, Inc. ("HPI"), an affiliate of HCRC, which manages and operates certain oil and gas properties on behalf of the Company. These costs increased $77,000 during the first quarter of 1997 as compared with the first quarter of 1996, because certain bank fees were incurred during the first quarter in 1997 and during the second quarter in 1996.

Interest Expense

Interest expense decreased $144,000 during the first quarter of 1997 as compared with the first quarter of 1996. The decrease is primarily the result of the pro rata interest expense of an affiliate's debt during 1996.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense decreased $490,000 during the first quarter of 1997 as compared with the first quarter of 1996, due to a lower depletion rate caused by the decrease in production as previously discussed.

Provision for Income Taxes

Income taxes for the first quarter of 1997 are less than would be expected using the federal statutory rate due to the change in the valuation allowance resulting from the utilization of net operating loss carryforwards.

PART II -     OTHER INFORMATION


ITEM 1  -     LEGAL PROCEEDINGS

              Reference is made to Item 8 - Note 14 of Form 10-K for the year ended December 31, 1996, and Item 1 - Note 5 of this Form 10-Q.


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


                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION



Date: May 13, 1997                  By: /s/Robert S. Pfeiffer
     -----------------------------     ----------------------
                                       Robert S. Pfeiffer, Vice President
                                            (Chief Financial Officer)