Form 10-Q
period 1997-06-30
HALLWOOD CONSOLIDATED RESOURCES CORP
filed 1997-08-14
CIK 883953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the Quarterly Period Ended June 30, 1997

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
Yes  |X|   No  |_|

Shares of Common Stock outstanding at August 14, 1997                 2,977,542



PART I.  FINANCIAL  INFORMATION
ITEM 1.  FINANCIAL  STATEMENTS

                                  HALLWOOD  CONSOLIDATED  RESOURCES  CORPORATION
                                           CONSOLIDATED BALANCE  SHEETS
                                                    (Unaudited)
                                           (In thousands except Shares)



                                                                                     June 30,              December 31,
                                                                                       1997                    1996

CURRENT ASSETS
    Cash and cash equivalents                                                      $       987             $       628
    Accrued oil and gas revenue                                                          3,218                   4,808
    Due from affiliates                                                                  1,697                     897
    Prepaid and other assets                                                               120                     493
    Current assets of affiliates                                                         3,145                   3,976
          Total current assets                                                           9,167                  10,802

PROPERTY, PLANT AND EQUIPMENT, at cost
    Oil and gas properties (full cost method)
       Proved oil and gas properties                                                   284,830                 278,581
       Unproved mineral interests - domestic                                             1,758                   1,240
          Total                                                                        286,588                 279,821
    Less - accumulated depreciation, depletion,
       amortization and impairment                                                   (216,537)               (212,536)
          Net property, plant and equipment                                             70,051                  67,285

OTHER ASSETS
    Deferred tax asset                                                                     350                     350
    Noncurrent assets of affiliates                                                         23                      31
          Total other assets                                                               373                     381

TOTAL ASSETS                                                                         $  79,591               $  78,468















                                         (Continued on the following page)




                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                           (In thousands except Shares)



                                                                                      June 30,              December 31,
                                                                                        1997                    1996

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                        $    2,536              $    2,273
    Current portion of contract settlement obligation                                      992
    Current portion of long-term debt                                                                            3,750
    Current liabilities of affiliates                                                    5,198                   4,826
          Total current liabilities                                                      8,726                  10,849

NONCURRENT LIABILITIES
    Contract settlement obligation                                                                                 948
    Long-term debt                                                                      17,000                  16,250
    Long-term obligations of affiliates                                                  6,596                   7,243
    Deferred liability                                                                     102                     117
          Total noncurrent liabilities                                                  23,698                  24,558

          Total liabilities                                                             32,424                  35,407

STOCKHOLDERS' EQUITY
    Common stock, par value $.01; 10,000,000 shares
       authorized; 2,977,542  shares issued in 1997 and 1996                                30                      30
    Additional paid-in capital                                                          80,060                  80,071
    Accumulated deficit                                                               (29,049)                (33,166)
    Treasury stock - 259,278 shares in 1997 and 1996                                   (3,874)                 (3,874)
          Stockholders' equity - net                                                    47,167                  43,061

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  79,591               $  78,468















                                    The    accompanying  notes  are an  integral
                                           part of the financial statements.



                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                       (In thousands except per Share data)



                                                                                        For the Three Months Ended
                                                                                                    June 30,
                                                                                         1997                    1996

REVENUES:
    Oil revenue                                                                        $ 2,951                 $ 4,380
    Gas revenue                                                                          3,360                   3,643
    Pipeline and other                                                                     628                     362
    Contract settlement                                                                      8                      11
    Interest income                                                                         77                      26
                                                                                         7,024                   8,422

EXPENSES:
    Production operating                                                                 2,432                   2,556
    General and administrative                                                             884                     797
    Interest                                                                               566                     604
    Depreciation, depletion and amortization                                             1,934                   2,350
    Other                                                                                                          116
                                                                                         5,816                   6,423

INCOME BEFORE INCOME TAXES                                                               1,208                   1,999

PROVISION FOR INCOME TAXES:
    Current                                                                                 56                      36

NET INCOME                                                                             $ 1,152                 $ 1,963

NET INCOME PER SHARE                                                                 $     .41               $     .72

WEIGHTED AVERAGE COMMON SHARES AND
   COMMON SHARE EQUIVALENTS OUTSTANDING                                                  2,790                   2,712












                                   The accompanying notes are an integral part of the financial statements.



                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                       (In thousands except per Share data)



                                                                                          For the Six Months Ended
                                                                                                    June 30,
                                                                                         1997                    1996

REVENUES:
    Oil revenue                                                                       $  6,865                $  8,453
    Gas revenue                                                                          8,134                   7,774
    Pipeline and other                                                                   1,028                     708
    Contract settlement                                                                     15                      21
    Interest income                                                                        117                      43
                                                                                        16,159                  16,999

EXPENSES:
    Production operating                                                                 4,947                   5,230
    General and administrative                                                           1,785                   1,621
    Interest                                                                             1,162                   1,344
    Depreciation, depletion and amortization                                             4,001                   4,907
    Other                                                                                                          116
                                                                                        11,895                  13,218

INCOME BEFORE INCOME TAXES                                                               4,264                   3,781

PROVISION FOR INCOME TAXES:
    Current                                                                                147                      68

NET INCOME                                                                            $  4,117                $  3,713

NET INCOME PER SHARE                                                                 $    1.47               $    1.35

WEIGHTED AVERAGE COMMON SHARES AND
   COMMON SHARE EQUIVALENTS OUTSTANDING                                                  2,793                   2,748












                                   The accompanying notes are an integral part of the financial statements.





                                   HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (In thousands)



                                                                                        For the Six Months Ended
                                                                                                  June 30,
                                                                                       1997                    1996

OPERATING ACTIVITIES:
    Net income                                                                       $   4,117               $   3,713
    Adjustments to reconcile net income
       to net cash provided by operating activities:
       Depreciation, depletion and amortization                                          4,001                   4,907
       Noncash interest expense                                                             44                      21
       Undistributed earnings of affiliates                                            (2,131)                 (3,123)
       Recoupment of take-or-pay liability                                                (15)                    (62)

              Cash provided by operations before
                 working capital changes                                                 6,016                   5,456

    Changes in  assets  and  liabilities  provided  (used)  cash net of  noncash activity:
          Accrued oil and gas sales                                                      1,590                   (824)
          Due from affiliates                                                            (870)                 (1,305)
          Prepaid and other assets                                                         373                   (137)
          Accounts payable and accrued liabilities                                         263                 (1,790)

              Net cash provided by operating activities                                  7,372                   1,400

INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (1,498)                   (393)
    Exploration and development costs incurred                                         (3,102)                 (3,270)
    Proceeds from oil and gas property sales                                                26                   1,296
    Refinance of Spraberry investment                                                                          (6,338)
    Distributions received from affiliates                                                 572                     572
    Other                                                                                 (11)

              Net cash  used in investing activities                                   (4,013)                 (8,133)

FINANCING ACTIVITIES:
    Repurchase and retirement of common stock                                                                  (1,752)
    Proceeds from long-term debt                                                                                 8,000
    Payments on long-term debt                                                         (3,000)
    Payments on contract settlement obligation                                                                   (119)

              Net cash provided by (used in) financing activities                      (3,000)                   6,129

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       359                   (604)

CASH AND CASH EQUIVALENTS:

BEGINNING OF PERIOD                                                                        628                   1,139

END OF PERIOD                                                                        $     987               $     535



                                    The    accompanying  notes  are an  integral
                                           part of the financial statements.

                   HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 -      ORGANIZATION AND BASIS OF PRESENTATION

Hallwood Consolidated Resources Corporation ("HCRC" or the "Company") is a Delaware corporation engaged in the development, production, sale and transportation of oil and gas, and in the acquisition, exploration, development and operation of oil and gas properties. The Company's properties are primarily located in the Rocky Mountain, Mid- Continent, Texas and Gulf Coast regions of the United States.

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

Treasury Stock

At June 30, 1997 and December 31, 1996 the Company owns approximately 19% of the outstanding units of HEP which owns approximately 46% of the Company's common stock; consequently, the Company has an interest in 259,278 of its own shares. These shares are treated as treasury stock in the accompanying financial statements.

Computation of Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the reporting period. All share and per share information has been restated to reflect the three-for-one stock split described in Note 7. The stock options granted during 1995 are considered to be common share equivalents since January 1, 1996 because the market price of the common stock has exceeded the exercise price of the options since that date. The number of common share equivalents was computed using the treasury stock method which assumes that the increase in the number of common shares is reduced by the number of common shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common stock during the reporting period).

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

A comparison of EPS shown in the accompany financial statements with the pro forma amounts that would have been determined in accordance with SFAS 128 is as follows:


                                                   For the Quarter Ended June 30,             For the Six Months Ended June 30,
                                                    1997                  1996                  1997                   1996

Primary (Basic):
    As reported                                      $.41                  $.72                 $1.47                 $1.35
    Pro forma                                         .42                   .72                  1.51                  1.35

Fully Diluted (Diluted):
    As reported                                       .41                   .72                  1.47                  1.35
    Pro forma                                         .41                   .70                  1.45                  1.32

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the classifications used in the current period.


NOTE 3 -      DEBT

During the second quarter of 1997 the Company and its banks amended their Credit Agreement to extend the maturity date to May 31, 1999. The borrowing base is currently $25,000,000, and as of June 30, 1997, the Company has borrowed $17,000,000 against the credit line. HCRC's borrowing base is further reduced by an outstanding contract settlement obligation of $992,000; therefore, its unused borrowing base totaled $7,008,000 at August 14, 1997.

Borrowings against the credit line bear interest, at the option of the Company, at either (i) the banks' Certificate of Deposit rate plus from 1.375% to 1.875%,
(ii) the Euro-Dollar rate plus from 1.25% to 1.75% or (iii) the higher of the prime rate of Morgan Guaranty Trust or the sum of one-half of 1% plus the Federal funds rate, plus .75%. The applicable interest rate was 7.2% at June 30, 1997. Interest is payable at least quarterly, and quarterly principal payments of $1,062,500 commence May 31, 1999. The credit facility is secured by a first lien on approximately 80% in value of the Company's oil and gas properties.

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


NOTE 4 -       STATEMENTS OF CASH FLOWS

Cash paid for interest during the six months ended June 30, 1997 and 1996 was $772,000 and $604,000, respectively.

NOTE 5 -      STOCK OPTION PLAN

During the second quarter of 1997, the Company adopted a stock option plan covering 159,000 shares of Common Stock and granted options for all of the shares under the plan. The terms of this plan are generally consistent with the terms of the Company's existing 1995 Stock Option Plan. The options were granted effective June 17, 1997 at an exercise price of $20.33 per share, which was equal to the fair market value of the Common Stock on the day of grant. The options expire on June 17, 2007, unless sooner terminated pursuant to the provisions of the plan. The options are exercisable one-third on June 17, 1997, an additional one-third June 17, 1998, and the remaining one-third on June 17, 1999.


NOTE 6 -      LEGAL PROCEEDING

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


NOTE 7 -      SUBSEQUENT EVENT

During July 1997, the stockholders of HCRC approved an increase in the number of authorized shares of its Common Stock from 2,000,000 to 10,000,000. HCRC also declared a three-for-one split of its outstanding Common Stock. The stock split was effected by issuing, as a stock dividend, two additional shares of Common Stock for every share currently outstanding. The stock dividend record date was August 4 and the payable date was August 11. The stock traded with Due Bills from August 4 until August 11 and traded Ex-Dividend on August 12. After the stock split, HCRC has 2,977,542 shares of Common Stock outstanding. All share and per share information has been restated to reflect this three-for-one stock split.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash Flow

The Company generated $7,372,000 of cash flow from operating activities during the first six months of 1997. The other primary cash inflow was $572,000 in distributions received from affiliates. Cash was primarily used for additions to property and exploration and development costs of $4,600,000 and payments on long-term debt of $3,000,000.

This resulted in an increase in the Company's cash of $359,000 for the six months ended June 30, 1997 from $628,000 at December 31, 1996 to $987,000 at June 30, 1997.

Development Projects and Acquisitions

Through June 30, 1997, HCRC incurred approximately $4,600,000 for exploration, development and acquisition costs toward the 1997 capital budget of $15,500,000. The expenditures were comprised of approximately $3,102,000 for exploration and development and approximately $1,498,000 for property acquisitions.

HCRC's 1997 capital budget is allocated to the following: Permian/Delaware Basins, Gulf Coast Region, Rocky Mountain Region, and Mid-Continent Region. A description of HCRC's significant exploration, exploitation, and development projects to date in 1997 follows.

Permian/Delaware Basins

HCRC has allocated 44% (approximately $6,800,000) of its 1997 capital budget to the Permian/Delaware Basins located in Texas and Southeastern New Mexico. Thus far in 1997, HCRC spent approximately $1,900,000 drilling 22 exploitation and development wells plus five exploration wells, and on the acquisition of undeveloped acreage and geological and geophysical data. Of the wells that were drilled, 22 (82%) are a success. During the remainder of 1997, HCRC plans to drill 36 additional exploitation and development wells and nine exploration wells. In July, HCRC acquired additional interests in 34 of its existing wells with potential net volumes of approximately 127,500 equivalent barrels of oil. A discussion of several of the larger projects within the Basins follows.

In 1996, HCRC became active in the Garden City/Mills project in Glasscock County, Texas. This project included the acquisition and processing of 66 square miles of nonproprietary 3-D seismic data and the drilling of one successful exploratory well prior to the end of 1996. In 1997, HCRC drilled a second successful 10,000 foot delineation well which is currently producing at a gross rate of 230 equivalent barrels of oil per day. HCRC's working interest in this well is 25%. A third well in this area recently failed. HCRC's 1997 costs incurred in this area to date are approximately $220,000. HCRC will attempt to drill one additional exploitation well during the remainder of 1997.

The nonoperated Merkel Project consists of 10 square miles of proprietary 3-D seismic data in Jones, Taylor and Nolan Counties, Texas. HCRC began its involvement in this area in 1995 with the successful completion of one well. In 1996, HCRC participated in the drilling of eight additional wells, seven of which were successful. In 1997, HCRC continued its participation with the drilling of two more successful wells, and four additional wells are currently underway. HCRC's 1997 costs for these wells to date total approximately $130,000. HCRC owns an average 12.5% working interest in this area.

Based on the success in the nonoperated Merkel area, HCRC acquired 74 additional miles of proprietary 3-D seismic data adjacent to the nonoperated area. HCRC owns an average 30% working interest in these wells, and HPI is the operator. HCRC has drilled three successful wells and two unsuccessful wells in the area. Ten additional wells are scheduled to be drilled during the remainder of 1997. HCRC's 1997 costs to date for drilling and acreage in the area are approximately $315,000.

HCRC purchased an interest in a 3-D seismic shoot covering 85 square miles of acreage for the Griffin Project in Gaines County, Texas for $455,000. HCRC has developed a number of prospects incorporating different geologic ideas which it plans to pursue in 1997 and future years. The first prospect, a 12,800 foot Devonian/Silurian well was drilled and subsequently plugged at a cost of approximately $165,000. HCRC plans to drill 3 additional exploratory wells in the area in 1997.

In 1996, HCRC acquired 106 square miles of 3-D seismic data on the Cowden Ranch in Crane County, Texas. In early 1997, an exploratory well was drilled at a total cost of approximately $230,000. This well was dry, and HCRC does not plan to continue exploration in this area.

HCRC drilled three successful development and exploitation wells in the Spraberry area of Texas and plans to drill an additional 10 wells during 1997. In 1997, HCRC has spent approximately $225,000 in this area.

Rocky Mountain Region

At the current date, HCRC has allocated approximately 14% (approximately $2,100,000) of its 1997 capital budget to the Rocky Mountain Region located in Colorado, Montana, North Dakota, Northwest New Mexico and Wyoming. To date, HCRC spent approximately $650,000 on drilling and recompletion of 12 development and exploitation wells, one exploration well, and acquiring geological and geophysical data. Seven of these wells are a success, and HCRC plans to drill an additional 16 wells in this region in 1997. A discussion of major projects within the region follows.

In the Lone Tree area of Montana, HCRC drilled one exploitation well and performed two recompletions; one well was a success. Work on a fourth well in the area increased production on a gross basis by 50 barrels per day. Total 1997 costs for these Montana projects were approximately $95,000.

HCRC also purchased a 12.5% interest in the Hudson Ranch project. This multi-objective exploration project focuses on several formations. HCRC's 1997 costs to date for the project are approximately $315,000. The first well in the project is scheduled to be drilled in 1998.

Gulf Coast Region

HCRC's 1997 capital budget allocation for the Gulf Coast Region in Louisiana and South and East Texas is approximately 13% (approximately $2,000,000). In 1997, HCRC spent approximately $200,000 to drill two exploration wells. Both wells were dry. HCRC plans to drill four additional wells within the region during the remainder of 1997.

In 1997, HCRC spent approximately $110,000 for tubing repairs, additional perforations and miscellaneous maintenance costs. In addition, HCRC spent approximately $170,000 in 1997 for a 14,500 foot exploration well in the South Scott Field of Louisiana, which was unsuccessful.

Other

HCRC's 1997 capital budget allocation for all other areas is approximately 29% (approximately $4,600,000). To date, HCRC successfully recompleted four wells. HCRC plans to drill 15 wells in the remainder of 1997.

HCRC is currently participating in the Stealth Exploration Prospect in Garter County, Oklahoma. This structural test of two reservoirs will be 19,000 feet deep and will take nearly nine months to drill. HCRC has the right of first refusal on five additional prospects developed by the same operator in the area. In 1997, HCRC's cost is approximately $80,000 for its 5% interest in the well.

Projects  begun in the  fourth  quarter  of 1996 have  cost  HCRC  approximately
$525,000 through the second quarter of 1997. These additional costs are comprised primarily of approximately $200,000 for two unsuccessful exploratory wells in the Gulf Coast Region and in the Permian/Delaware Basins.

Financing

During the second quarter of 1997, the Company and its banks amended their Credit Agreement to extend the maturity date to May 31, 1999. The borrowing base is currently $25,000,000, and as of June 30, 1997, the Company has borrowed $17,000,000 against the credit line. HCRC's borrowing base is further reduced by an outstanding contract settlement obligation of $992,000; therefore, its unused borrowing base totaled $7,008,000 at August 14, 1997.

Borrowings against the credit line bear interest, at the option of the Company, at either (i) the banks' Certificate of Deposit rate plus from 1.375% to 1.875%,
(ii) the Euro-Dollar rate plus from 1.25% to 1.75% or (iii) the higher of the prime rate of Morgan Guaranty Trust or the sum of one-half of 1% plus the Federal funds rate, plus .75%. The applicable interest rate was 7.2% at June 30, 1997. Interest is payable at least quarterly, and quarterly principal payments of $1,062,500 commence May 31, 1999. The credit facility is secured by a first lien on approximately 80% in value of the Company's oil and gas properties.

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

Inflation and Changing Prices

Prices

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Company, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, and government regulations and tax laws. Prices for both oil and gas fluctuated significantly throughout 1996 and through the second quarter of 1997. The following table sets forth the weighted average price received each quarter by the Company and the effects of the hedging transactions described below:


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

First quarter 1996                    $17.92                 $17.86                 $2.00                  $1.94
Second quarter 1996                    21.00                  20.56                  1.80                   1.80
Third quarter 1996                     21.39                  20.43                  1.99                   1.94
Fourth quarter 1996                    24.00                  22.00                  2.66                   2.27
First quarter 1997                     23.56                  20.49                  2.64                   2.41
Second quarter 1997                    17.85                  17.88                  1.91                   1.87

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

The following table provides a summary of the Company's outstanding financial contracts:


                                     Oil
                                     Percent of Direct           Contract
            Period                   Production Hedged         Floor Price
                                                                (per bbl)

Last six months of 1997                     44%                   $17.88
1998                                        16%                    15.07
1999                                         5%                    15.88

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

                                     Gas
                                     Percent of Direct           Contract
            Period                    Production Hedged        Floor Price
                                                                (per mcf)

Last six months of 1997                     44%                    $1.89
1998                                        40%                     1.91
1999                                        24%                     1.67
2000                                        12%                     1.86

Between 0% and 37% of the gas volumes hedged in each year are subject to a collar agreement whereby HCRC will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $2.78 to $2.93 per mcf.

During the third quarter through July 24, 1997, the weighted average oil price (for barrels not hedged) was approximately $18.50 per barrel and the weighted average price of natural gas (for mcf not hedged) was approximately $2.10 per mcf.

Inflation

Inflation did not have a material impact on the Company in 1996 and is not anticipated to have a material impact on the Company in 1997.

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


                                     TABLE OF HCRC EARNINGS FOR MANAGEMENT DISCUSSION
                                                (In thousands except price)



                                              For the Quarter Ended June 30, 1997       For the Quarter Ended June 30, 1996
                                                Direct                                Direct
                                                Owned        HEP         Total        Owned               HEP               Total

Oil production (bbl)                               134          31          165         169                 44                213
Gas production (mcf)                             1,365         433        1,798       1,477                546              2,023

Average oil price (per bbl)                     $17.96      $17.58       $17.88      $20.73             $19.91             $20.56
Average gas price (per mcf)                     $ 1.84      $ 1.96       $ 1.87      $ 1.76             $ 1.92            $  1.80

Oil revenue                                    $ 2,406    $    545      $ 2,951     $ 3,504           $    876            $ 4,380
Gas revenue                                      2,513         847        3,360       2,597              1,046              3,643
Pipeline and other                                 434         194          628         235                127                362
Contract settlement                                  8                        8          11                                    11
Interest income                                     53          24           77           2                 24                 26
                                                 -------     ------       ------      ------             -----              ------
       Total revenue                             5,414       1,610        7,024       6,349              2,073              8,422
                                                 -------     ------       ------      ------             -----              ------
Production operating                             1,941         491        2,432       2,055                501              2,556
General and administrative                         696         188          884         674                123                797
Interest                                           414         152          566         418                186                604
Depreciation, depletion and amortization         1,661         273        1,934       1,772                578              2,350
Other                                                                                    70                 46                116
                                                 ------      -----        -----       ------             ------             ------
       Total expense                             4,712       1,104        5,816       4,989              1,434              6,423
                                                 ------      -----        ------      ------             ------             ------
Income before income taxes                         702         506        1,208       1,360                639              1,999
                                                 ------       -----       -----       ------             ------             ------
Provision for income taxes:
    Current                                         56                       56          36                                    36
                                                 ------       -----       ------      ------              -----              -----
       Net income                             $    646    $    506      $ 1,152     $ 1,324           $    639            $ 1,963
                                                 ======       ======      ======     =======              =====             ======




                                     TABLE OF HCRC EARNINGS FOR MANAGEMENT DISCUSSION
                                                (In thousands except price)



                                             For the Six Months Ended June 30, 1997          For the Six Months Ended June 30, 1996
                                                Direct                                        Direct
                                                Owned        HEP           Total              Owned         HEP          Total

Oil production (bbl)                               287          69            356                348           93           441
Gas production (mcf)                             2,835         942          3,777              3,037        1,114         4,151

Average oil price (per bbl)                     $19.29      $19.26         $19.28             $19.24       $18.88        $19.17
Average gas price (per mcf)                     $ 2.13      $ 2.22         $ 2.15             $ 1.81       $ 2.05       $  1.87

Oil revenue                                   $  5,536     $ 1,329       $  6,865            $ 6,697      $ 1,756       $ 8,453
Gas revenue                                      6,044       2,090          8,134              5,491        2,283         7,774
Pipeline and other                                 694         334          1,028                446          262           708
Contract settlement                                 15                         15                 21                         21
Interest income                                     71          46            117                  6           37            43
                                                ------       -----         ------             ------       ------        -------
       Total revenue                            12,360       3,799         16,159             12,661        4,338        16,999
                                                ------       -----         ------             ------       ------        -------
Production operating                             3,918       1,029          4,947              4,135        1,095         5,230
General and administrative                       1,375         410          1,785              1,287          334         1,621
Interest                                           860         302          1,162                947          397         1,344
Depreciation, depletion and amortization         3,240         761          4,001              3,700        1,207         4,907
Other                                                                                             70           46           116
                                                 ------      -----        -------            -------        ------      -------
       Total expense                             9,393       2,502         11,895             10,139        3,079        13,218
                                                 ------      ------       -------             -------       ------      -------
Income before income taxes                       2,967       1,297          4,264              2,522        1,259         3,781
                                                 -----       ------        ------             -------       ------      -------
Provision for income taxes:
    Current                                        147                        147                 68                         68
                                                 ------      ------        ------              -----        -----        -------
       Net income                              $ 2,820     $ 1,297       $  4,117            $ 2,454      $ 1,259       $ 3,713
                                                 ======      =====          =====              ======      ======        =======

Second Quarter of 1997 Compared to Second Quarter of 1996

Oil Revenue

Oil revenue decreased $1,429,000 during the second quarter of 1997 as compared with the second quarter of 1996. The decrease in revenue is comprised of a decrease in oil production from 213,000 barrels in 1996 to 165,000 barrels in 1997, combined with a decrease in the average oil price from $20.56 per barrel in 1996 to $17.88 per barrel in 1997. Approximately 10% of the decrease in production is due to the temporary shut-in of two wells in Louisiana while workover procedures are performed, and the remainder of the decrease in production is due to normal production declines. Because the Company's hedged oil prices were higher than average posted prices in the second quarter of 1997, the effect of hedging transactions, as described above, was to increase the Company's average oil price from $17.85 per barrel to $17.88 per barrel, resulting in a $5,000 increase in revenue.

Gas Revenue

Gas revenue decreased $283,000 during the second quarter of 1997 as compared with the second quarter of 1996. The decrease is comprised of a decrease in gas production from 2,023,000 mcf in 1996 to 1,798,000 mcf in 1997, partially offset by an increase in price from $1.80 per mcf in 1996 to $1.87 per mcf in 1997. Approximately 72% of the decrease in production is due to the temporary shut-in of two wells in Louisiana while workover procedures are performed and the remainder of the decrease in production is due to normal production declines. The effect of the Company's hedging activity during the second quarter of 1997 was to decrease the Company's average gas price from $1.91 per mcf to $1.87 per mcf, resulting in a $72,000 decrease in revenue.

Pipeline and Other

Pipeline and other revenue consists of revenue derived from salt water disposal, incentive and tax credit payments from certain coal bed methane wells and other miscellaneous items. Pipeline and other revenue increased $266,000 during the second quarter of 1997 as compared with the second quarter of 1996. The increase is due to the receipt of insurance proceeds during the second quarter of 1997, which reimbursed a portion of expense incurred in a prior period to settle certain litigation.

Interest Income

Interest income increased $51,000 during the second quarter of 1997 as compared with the second quarter of 1996 due to a higher average cash balance during 1997.

Production Operating Expense

Production operating expense decreased $124,000 during the second quarter of 1997 as compared with the second quarter of 1996, primarily as a result of decreased production taxes and operating expenses due to the decreased oil and gas production as discussed previously.

General and Administrative Expense

General and administrative expense includes costs incurred for direct administrative services such as legal, audit and reserve reports as well as allocated internal overhead incurred by Hallwood Petroleum, Inc. ("HPI"), an affiliate of HCRC, which manages and operates certain oil and gas properties on behalf of the Company. These costs increased $87,000 during the second quarter of 1997 as compared with the second quarter of 1996, due to a timing difference in the payment of consulting expenses.

Interest Expense

Interest expense decreased $38,000 during the second quarter of 1997 as compared with the second quarter of 1996 due to lower outstanding debt during 1997.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense decreased $416,000 during the second quarter of 1997 as compared with the second quarter of 1996, due to a lower depletion rate caused by the decrease in production as previously discussed.

Other

Other expense during the second quarter of 1996 is comprised of numerous miscellaneous items, none of which is individually significant.

Provision for Income Taxes

Income taxes for the second quarter of 1997 are less than would be expected using the federal statutory rate due to the change in the valuation allowance resulting from the utilization of net operating loss carryforwards.

First Six Months 1997 compared to the First Six Months 1996

The comparisons for the first six months of 1997 and the first six months of 1996 are consistent with those discussed in the second quarter 1997 compared to the second quarter 1996 except for the following:

Oil Revenue

Oil revenue decreased $1,588,000 during the first six months of 1997 as compared with the first six months of 1996. The decrease is comprised of a decrease in production from 441,000 barrels in 1996 to 356,000 barrels in 1997, partially offset by an increase in the average oil price from $19.17 per barrel in 1996 to $19.28 per barrel in 1997. Approximately 8% of the production decrease is due to the temporary shut-in of two wells in Louisiana while workover procedures are performed, and the remainder of the decrease in production is due to normal production declines.

The effect of HCRC's hedging transactions was to decrease HCRC's average oil price from $19.86 per barrel to $19.28 per barrel, representing a $206,000 decrease in revenues.

Gas Revenue

Gas revenue increased $360,000 during the first six months of 1997 as compared with the first six months of 1996. The increase is comprised of an increase in the average price from $1.87 per mcf in 1996 to $2.15 per mcf in 1997, partially offset by a decrease production from 4,151,000 mcf in 1996 to 3,777,000 mcf in 1997. Approximately 64% of the production decrease is due to the temporary shut-in of two wells in Louisiana while workover procedures are performed and the remainder of the decrease in production is due to normal production declines.

The effect of HCRC's hedging transactions was to decrease HCRC's average gas price from $2.36 per mcf to $2.15 per mcf, representing a $793,000 reduction in revenue from hedging transactions.

PART II -     OTHER INFORMATION


ITEM 1  -     LEGAL PROCEEDINGS

              Reference is made to Item 8 - Note 14 of Form 10-K for the year ended December 31, 1996, and Item 1 - Note 6 of this Form 10-Q.


ITEM 2  -     CHANGES IN SECURITIES

              None.


ITEM 3  -     DEFAULTS UPON SENIOR SECURITIES

              None.


ITEM 4  -     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              On May 5, 1997, HCRC held its Annual Meeting of Shareholders at which Anthony J. Gumbiner, William L. Guzzetti, Brian M. Troup, John R. Isaac, Jr., Jerry A. Lubliner, Bill M. Van Meter and Hamilton P. Schrauff were elected directors. Following is the number of votes cast for and votes withheld for each of the directors:


Name                                      Votes For          Votes Withheld

Anthony J. Gumbiner                         788,786                35,984
William L. Guzzetti                         788,865                36,085
Brian M. Troup                              761,016                63,754
John R. Isaac, Jr.                          788,796                35,974
Jerry A. Lubliner                           788,812                35,958
Bill M. Van Meter                           788,830                35,940
Hamilton P. Schrauff                        788,851                35,919

              There were no abstentions or broker non-votes.

              The 1997 Stock Option Plan was also approved, and votes were cast as follows:


For                                 599,030
Against                              51,925
Abstain                             213,816

              148,134 broker non-votes and 7,317 actual abstentions are included in the abstain number above.

              On July 31, 1997, HCRC held a Special Meeting of Stockholders at which the stockholders approved an increase in the number of authorized shares of common stock from 2,000,000 to 10,000,000. The voting on this matter, as well as the number of abstentions and broker non-votes, is set forth below.


For                                 883,266
Against                              38,007
Abstain                              15,368
Broker non-votes                        -0-


ITEM 5  -     OTHER INFORMATION

              None.


ITEM 6  -     EXHIBITS AND REPORTS ON FORM 8-K

              Exhibits

              3.2 Certificate of Amendment of Restated Certificate of Incorporation, effective August 1, 1997

              10.13 Second Amended and Restated Credit Agreement dated as of May 31, 1997

              10.14     1997 Stock Option Plan

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   HALLWOOD CONSOLIDATED RESOURCES CORPORATION



Date: August 14, 1997             By:      /s/Robert S. Pfeiffer
      ---------------                 ------------------------------------
                                           Robert S. Pfeiffer, Vice President
                                                (Chief Financial Officer)

                                                 INDEX TO EXHIBITS





   3.2 Certificate of Amendment of Restated Certificate of Incorporation, effective August 1, 1997

10.13     Second Amended and Restated Credit Agreement dated as of May 31, 1997

10.14     1997 Stock Option Plan