Form 10-Q
period 1997-09-30
HALLWOOD CONSOLIDATED RESOURCES CORP
filed 1997-11-14
CIK 883953

--

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     Form 10-Q

MARK ONE
     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

     [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Shares of Common Stock outstanding at November 14, 1997               2,977,542


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                           (In thousands except Shares)



                                                                          September 30,         December 31,

                                                                              1997                1996
                                                                              -----               ----



CURRENT ASSETS

    Cash and cash equivalents                                                 $   372           $       628
    Accrued oil and gas revenue                                                 3,720                 4,808
    Due from affiliates                                                         1,253                   897
    Prepaid and other assets                                                       37                   493
    Current assets of affiliates                                                3,335                 3,976
                                                                                -----                -------
          Total current assets                                                  8,717                10,802
                                                                                ------               -------

PROPERTY, PLANT AND EQUIPMENT, at cost
    Oil and gas properties (full cost method)
       Proved oil and gas properties                                          290,319                278,581
       Unproved mineral interests - domestic                                    1,718                  1,240
                                                                              -------                 -----
          Total                                                               292,037               279,821

    Less - accumulated depreciation, depletion,
       amortization and impairment                                           (218,808)             (212,536)
                                                                             --------               --------
          Net property, plant and equipment                                    73,229                67,285

OTHER ASSETS
    Deferred tax asset                                                            450                   350
    Noncurrent assets of affiliates                                                20                    31
                                                                                 ----                   ----
          Total other assets                                                      470                   381
                                                                                 ----                   ----

TOTAL ASSETS                                                                $  82,416             $  78,468
                                                                            =========              ========










                                          (Continued on the following page)



                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                           (In thousands except Shares)



                                                                           September 30,       December 31,
                                                                                                      1996
                                                                               1997



CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                $    2,438          $    2,273
    Current portion of contract settlement obligation                            1,015
    Current portion of long-term debt                                                                3,750
    Current liabilities of affiliates                                            5,780               4,826
                                                                                ------              -------
          Total current liabilities                                              9,233              10,849
                                                                                ------              -------

NONCURRENT LIABILITIES
    Contract settlement obligation                                                                     948
    Long-term debt                                                              18,000              16,250
    Long-term obligations of affiliates                                          7,001               7,243
    Deferred liability                                                              96                 117
                                                                               -------              -------
          Total noncurrent liabilities                                          25,097              24,558
                                                                               -------              -------

          Total liabilities                                                     34,330              35,407
                                                                               -------              -------


STOCKHOLDERS' EQUITY
    Common stock, par value $.01; 10,000,000 shares
       authorized; 2,977,542 shares issued in 1997 and 1996                         30                  30
    Additional paid-in capital                                                  80,054              80,071
    Accumulated deficit                                                        (28,124)            (33,166)
    Treasury stock - 259,278 shares in 1997 and 1996                            (3,874)             (3,874)
                                                                               --------             ------
          Stockholders' equity - net                                            48,086              43,061
                                                                               --------             ------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $  82,416           $  78,468
                                                                             ==========           ========











                                     The accompanying  notes are an  integral
                                            part of the financial statements.


                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                       (In thousands except per Share data)



                                                                                   For the Three Months Ended
                                                                                               September 30,

                                                                                 1997                     1996
                                                                                 ----                     ----



REVENUES:
    Oil revenue                                                                $ 3,277                  $ 4,107
    Gas revenue                                                                  3,973                   4,163
    Pipeline and other                                                             232                      277
    Contract settlement                                                              6                       14
    Interest income                                                                 17                       33
                                                                                ------                    ------
                                                                                 7,505                    8,594
                                                                                ------                    ------


EXPENSES:
    Production operating                                                         2,576                    2,471
    General and administrative                                                     799                      993
    Interest                                                                       506                      594
    Depreciation, depletion and amortization                                     2,271                    2,276
                                                                                ------                    ------
                                                                                 6,152                    6,334
                                                                                ------                    ------

INCOME BEFORE INCOME TAXES                                                       1,353                    2,260
                                                                                ------                    -----


PROVISION (BENEFIT) FOR INCOME TAXES:
    Current                                                                        528                       47
    Deferred                                                                      (100)
                                                                                  -----                    -----
                                                                                   428                       47
                                                                                   ---                       --

NET INCOME                                                                    $    925                  $ 2,213
                                                                               =======                   ======


NET INCOME PER SHARE                                                         $     .33                $     .80
                                                                              ========                 ========



WEIGHTED AVERAGE COMMON SHARES AND
    COMMON SHARE EQUIVALENTS OUTSTANDING                                         2,835                    2,781
                                                                               =======                   ======









                                    The    accompanying  notes  are an  integral
                                           part of the financial statements.




                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                       (In thousands except per Share data)



                                                                             For the Nine Months Ended
                                                                                        September 30,

                                                                       1997                        1996
                                                                       ----                        ----



REVENUES:
    Oil revenue                                                       $ 10,142                    $ 12,560
    Gas revenue                                                         12,107                      11,937
    Pipeline and other                                                   1,260                         983
    Contract settlement                                                     21                          35
    Interest income                                                        134                          76
                                                                        ------                      -------
                                                                        23,664                      25,591
                                                                        ------                      -------

EXPENSES:
    Production operating                                                 7,523                       7,701
    General and administrative                                           2,584                       2,614
    Interest                                                             1,668                       1,938
    Depreciation, depletion and amortization                             6,272                       7,183
    Other                                                                                              114
                                                                        -------                       -----
                                                                        18,047                      19,550
                                                                        -------                     -------

INCOME BEFORE INCOME TAXES                                               5,617                       6,041
                                                                         -----                      -------

PROVISION (BENEFIT) FOR INCOME TAXES:
    Current                                                                675                         115
    Deferred                                                              (100)
                                                                           ----                        ----
                                                                           575                         115
                                                                           ----                        -----

NET INCOME                                                            $  5,042                    $  5,926
                                                                      =========                    =======


NET INCOME PER SHARE                                                 $    1.80                   $    2.14
                                                                     ==========                   ========



WEIGHTED AVERAGE COMMON SHARES AND
    COMMON SHARE EQUIVALENTS OUTSTANDING                                 2,808                       2,772
                                                                       ========                     ======








                                    The    accompanying  notes  are an  integral
                                           part of the financial statements.


                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (In thousands)



                                                                             For the Nine months Ended
                                                                                      September 30,


                                                                               1997           1996
                                                                -              -----  -       ----



OPERATING ACTIVITIES:
    Net income                                                          $   5,042         $   5,926

    Adjustments  to  reconcile  net  income to net cash  provided  by  operating activities:
         Depreciation, depletion and amortization                           6,272             7,183
         Noncash interest expense                                              67                61
         Undistributed earnings of affiliates                               (2,929)           (4,374)
         Deferred income tax benefit                                          (100)
         Recoupment of take-or-pay liability                                   (21)             (98)
                                                                             ------           ------
              Cash provided by operations before
                 working capital changes                                    8,331            8,698

    Changes in  assets  and  liabilities  provided  (used)  cash net of  noncash activity:
          Accrued oil and gas sales                                         1,088              (973)
          Due from affiliates                                                 (497)            (802)
          Prepaid and other assets                                            456              (571)
          Accounts payable and accrued liabilities                            165            (1,394)
                                                                             ----             ------

              Net cash provided by operating activities                     9,543             4,958
                                                                            -----             -----

INVESTING ACTIVITIES:
    Additions to oil and gas properties                                     (2,128)          (2,101)
    Exploration and development costs incurred                              (6,538)          (5,609)
    Proceeds from oil and gas property sales                                   26             1,364
    Refinance of Spraberry investment                                                        (6,338)
    Distributions received from affiliates                                    858               858
    Other                                                                     (17)                3
                                                                             -----            ------
              Net cash used in investing activities                         (7,799)         (11,823)
                                                                            -------         -------



FINANCING ACTIVITIES:
    Repurchase and retirement of common stock                                                (1,752)
    Proceeds from long-term debt                                            1,000             9,000
    Payments on long-term debt                                             (3,000)           (1,000)
    Payments on contract settlement obligation                                                 (118)
                                                                            -----            -------
              Net cash provided by (used in) financing activities           (2,000)           6,130
                                                                           --------           -----

NET DECREASE IN CASH AND CASH QUIVALENTS                                      (256)            (735)

CASH AND CASH EQUIVALENTS:

BEGINNING OF PERIOD                                                           628             1,139
                                                                             ----             ------
END OF PERIOD                                                            $    372         $     404
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

                   HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION

Hallwood Consolidated Resources Corporation ("HCRC" or the "Company") is a Delaware corporation engaged in the development, production, sale and transportation of oil and gas, and in the acquisition, exploration, development and operation of oil and gas properties. The Company's properties are primarily located in the Rocky Mountain, Mid-Continent, Permian and Delaware Basins and Gulf Coast regions of the United States.

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


NOTE 2 -  ACCOUNTING POLICIES

Consolidation

The Company accounts for its interest in affiliated oil and gas partnerships and limited liability companies using the proportionate consolidation method of accounting. The accompanying financial statements include the activities of the Company and its pro rata share of the activities of Hallwood Energy Partners, L.P. ("HEP").

Treasury Stock

At September 30, 1997 and December 31, 1996 the Company owns approximately 19% of the outstanding units of HEP which owns approximately 46% of the Company's common stock; consequently, the Company has an interest in 259,278 of its own shares.
These shares are treated as treasury stock in the accompanying financial statements.

Computation of Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the reporting period. All share and per share information has been restated to reflect the three-for-one stock split described in Note 4. The stock options granted during 1995 are considered to be common share equivalents since January 1, 1996 and the stock options granted during 1997 are considered to be common stock equivalents since July 1, 1997, because the market price of the common stock has exceeded the exercise price of the options since those dates. The number of common share equivalents was computed using the treasury stock method which assumes that the increase in the number of common shares is reduced by the number of common shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common stock during the reporting period).

During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (ASFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share (EPS), and supersedes APB Opinion No. 15 and its related interpretations. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution, and requires dual presentation of basic and diluted EPS for all entities with complex capital structures. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion No. 15. SFAS 128 is effective for periods ending after December 15, 1997, including interim periods, and will require restatement of all prior period EPS data presented; earlier application is not permitted. A comparison of EPS shown in the accompanying financial statements with the pro forma amounts that would have been determined in accordance with SFAS 128 is as follows:

                                   For the Quarter Ended September 30,       For the Nine Months Ended September 30,
                                        1997                 1996                  1997                  1996

Primary (Basic):
     As reported                        $.33                 $.80                 $1.80                  $2.14
     Pro forma                          $.34                 $.81                 $1.86                  $2.16

Fully Diluted (Diluted):
     As reported                        $.33                 $.80                 $1.80                  $2.14
     Pro forma                          $.33                 $.81                 $1.78                  $2.14

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the classifications used in the current period.


NOTE 3 -  DEBT

During the second quarter of 1997, the Company and its banks amended and restated the Company's Credit Agreement to extend the maturity date to May 31, 1999. The borrowing base is $22,500,000 as of October 31, 1997. As of September 30, 1997, the Company had borrowed $18,000,000 against the credit line. HCRC's borrowing base is further reduced by an outstanding contract settlement obligation of $1,015,000 and borrowings of $1,000,000 made subsequent to September 30, 1997; therefore, HCRC's unused borrowing base totaled $3,485,000 at October 31, 1997.

Borrowings against the credit line bear interest, at the option of the Company, at either (i) the banks' Certificate of Deposit rate plus from 1.375% to 1.875%,
(ii) the Euro-Dollar rate plus from 1.25% to 1.75% or (iii) the higher of the prime rate of Morgan Guaranty Trust or the sum of one-half of 1% plus the Federal funds rate, plus .75%. The applicable interest rate was 7.2% at September 30, 1997. Interest is payable at least quarterly, and quarterly principal payments of $1,187,500, as adjusted for the $1,000,000 in borrowings made subsequent to September 30, 1997, commence May 31, 1999. The credit facility is secured by a first lien on approximately 80% in value of the Company's oil and gas properties.

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

NOTE 4 -  STOCK SPLIT

During July 1997, the stockholders of HCRC approved an increase in the number of authorized shares of its Common Stock from 2,000,000 to 10,000,000. HCRC also declared a three-for-one split of its outstanding Common Stock. The stock split was effected by issuing, as a stock dividend, two additional shares of Common Stock for each share outstanding. The stock dividend was paid on August 11 to shareholders of record on August 4. After the stock split, HCRC has 2,977,542 shares of Common Stock outstanding. All share and per share information has been restated to reflect the three-for-one stock split.


NOTE 5 -  STATEMENTS OF CASH FLOWS

Cash paid for interest during the nine months ended September 30, 1997 and 1996 was $1,080,000 and $980,000, respectively. Cash paid for income taxes during the nine months ended September 30, 1997 and 1996 was $725,000 and $59,000, respectively.


NOTE 6 -  STOCK OPTION PLAN

During the second quarter of 1997, the Company adopted a stock option plan covering 159,000 shares of Common Stock and granted options for all of the shares under the plan. The terms of this plan are generally consistent with the terms of the Company=s existing 1995 Stock Option Plan. The options were granted effective June 17, 1997 at an exercise price of $20.33 per share, which was equal to the fair market value of the Common Stock on the day of grant. The options expire on June 17, 2007, unless sooner terminated pursuant to the provisions of the plan. The options are exercisable one-third on June 17, 1997, an additional one-third June 17, 1998, and the remaining one-third on June 17, 1999.


NOTE 7 -  LEGAL PROCEEDING

On April 23, 1992, a lawsuit was filed in the Chancery Court for New Castle County, Delaware, styled Tappe v. Hallwood Consolidated Resources Corporation, Hallwood Consolidated Partners, L. P., Hallwood Oil and Gas, Inc., Hallwood Energy Partners, L.P., and Hallwood Petroleum, Inc. (C.A. No. 12536). The lawsuit seeks to rescind the conversion of Hallwood Consolidated Partners, L.P. (AHCP@) into the Company ("Conversion") and to recover damages in unspecified amounts. The plaintiff also seeks class certification to represent similarly situated HCP unitholders. In general, the suit alleges that the defendants breached fiduciary duties to HCP unitholders by, among other things, proposing allocation of common stock in the Conversion on a basis that the plaintiff alleges is unfair, failing to require that the allocation be approved by an independent third party, causing the costs of proposing the Conversion to be borne indirectly by the partners of HCP whether or not the Conversion was completed and failing to disclose certain matters in the Consent Statement/Prospectus soliciting consents to the Conversion. The defendants believe that they fully considered and disclosed all material information in connection with the Conversion, and they believe that the suit is without merit. HCRC plans to vigorously defend this case, but because of its early stages, cannot predict the outcome of this matter or any possible effect an adverse outcome might have.


NOTE 8 -  SUBSEQUENT EVENT

The Company has reached an agreement in principle to sell $25 million principal amount of 10.32% Senior Subordinated Notes due 2007 to a financial institution. The transaction is subject to negotiation of definitive documents and to the satisfaction of certain other conditions.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash Flow

The Company generated $9,543,000 of cash flow from operating activities during the first nine months of 1997. The other primary cash inflow was $1,000,000 in proceeds from long-term debt and $858,000 in distributions received from affiliates. Cash was primarily used for additions to property and exploration and development costs of $8,666,000 and payments on long-term debt of $3,000,000. This resulted in a decrease in the Company's cash of $256,000 for the nine months ended September 30, 1997, from $628,000 at December 31, 1996 to $372,000 at September 30, 1997.

Development Projects and Acquisitions

Through September 30, 1997, HCRC incurred approximately $8,666,000 for exploration, development and acquisition costs toward the 1997 capital budget of $15,500,000. The expenditures were comprised of approximately $6,538,000 for exploration and development and approximately $2,128,000 for property acquisitions. As of September 30, 1997, HCRC's reserve replacement from extensions, purchases and revisions totals 100% of its estimated 1997 production.

HCRC's 1997 capital  budget is primarily  allocated  to the  following  regions:
Permian/Delaware Basins, Gulf Coast Region, Rocky Mountain Region, Mid-Continent Region and other areas. A description of HCRC's significant exploration and development projects through the third quarter 1997 follows.

Permian/Delaware Basins

HCRC has allocated 42% (approximately $6,450,000) of its 1997 capital budget to the Permian/Delaware Basins located in West Texas and Southeast New Mexico. Through the end of the third quarter, HCRC spent approximately $3,025,000 drilling 19 development wells and 16 exploration wells, and on the acquisition of undeveloped acreage and geological and geophysical data. Of the wells that were drilled, 25 (71%) are a success. During the last quarter of 1997, HCRC plans to drill 18 additional development wells and 14 exploration wells. A discussion of several of the larger projects within the Basins follows.

HCRC spent approximately $45,000 successfully recompleting two wells and drilling two unsuccessful exploration wells in the Catclaw Draw area in Eddy County, New Mexico. HCRC has a 5% working interest in the wells and plans to workover one well in the fourth quarter of 1997.

The Company's nonoperated interest in the Merkel Project includes 10 square miles of proprietary 3-D seismic data in Jones, Taylor and Nolan Counties, Texas. HCRC began its involvement in this area in 1995 with the successful completion of one well. In 1996, HCRC participated in the drilling of eight additional wells, seven of which were successful. In 1997, HCRC continued its participation with the drilling of three development and two exploration wells. Four of these wells are a success. HCRC plans to participate in the drilling of three more exploration wells during the fourth quarter of 1997 and has seven additional future potential locations. HCRC's 1997 costs for the area total approximately $150,000. HCRC owns an average 12.5% working interest in this area.

Based on the success in the nonoperated Merkel area, HCRC acquired 74 additional square miles of proprietary 3-D seismic data adjacent to the nonoperated area. HCRC owns an average 30% working interest in the area, and HPI is the operator. HCRC has drilled four successful and three unsuccessful exploration wells in the area. Four exploration wells are scheduled to be drilled during the fourth quarter of 1997 and 22 potential locations exist for drilling in 1998. HCRC's 1997 costs for drilling and acreage in the area are approximately $500,000.

HCRC purchased an interest in proprietary 3-D seismic data and selected acreage within an 85 square mile area, referred to as the Griffin Project, for approximately $460,000. HCRC has developed a number of prospects in the Griffin Project which it plans to pursue in the fourth quarter of 1997 and future years. Through the third quarter, HCRC has drilled two exploratory wells, for approximately $420,000 one of which is successful. HCRC plans to drill two exploration wells during the remainder of 1997 and will develop future plans based on the results of those wells. HCRC owns an approximate 25% working interest in the area.

HCRC spent approximately $260,000 in 1997 to drill four successful development wells in the Spraberry area of West Texas. In July, HCRC acquired additional interests in 34 of its existing wells at a cost of approximately $510,000. HCRC plans to drill eight additional development wells in the fourth quarter of 1997. HCRC owns an approximate 15% working interest in the wells.

HCRC is active in the East Keystone project in Winkler County, Texas. During the first nine months of 1997, HCRC successfully drilled two and recompleted eight development wells (100% success) for a cost of approximately $205,000. HCRC plans to drill two and recomplete three development wells during the remainder of 1997 and to initiate pilot secondary recovery operations. HCRC has a 15% working interest in the wells.

In 1996, HCRC acquired 106 square miles of 3-D seismic data on the Cowden Ranch in Crane County, Texas. In early 1997, an exploratory well was drilled at a total cost of approximately $230,000. This well and two previous wells drilled in 1996 were dry, and HCRC does not plan to continue exploration in this area.

In 1996, HCRC became active in the Garden City/Mills project in Glasscock County, Texas. This project included the interpretation of 66 square miles of nonproprietary 3-D seismic data and the drilling of one successful exploratory well prior to the end of 1996. In the first nine months of 1997, HCRC drilled a second successful delineation well. HCRC's costs incurred to drill one successful exploration well through September 30, 1997, are approximately $225,000. HCRC will attempt to drill one additional exploration well during the remainder of 1997 and future plans will be developed based on the results of the exploration wells. HCRC's working interest in the well is 25%.

Also in the fourth quarter of 1997, HCRC plans to drill one and recomplete three development wells in the Carlsbad area in Lea County, New Mexico. HCRC has a 35% working interest.

Rocky Mountain Region

HCRC has allocated approximately 14% (approximately $2,150,000) of its 1997 capital budget to the Rocky Mountain Region located in Colorado, Montana, North Dakota, Northwest New Mexico and Wyoming. Through the third quarter of 1997, HCRC spent approximately $835,000 drilling seven development wells, drilling four exploration wells, and acquiring geological and geophysical data and land. Three of the wells are a success, and HCRC plans to drill an additional three development wells and two exploration wells in this region in the last quarter of 1997. A discussion of major projects within the region follows.

In the San Juan Basin in LaPlata County, Colorado and Rio Arriba County, New Mexico, HCRC has an interest in a special purpose entity owned by a large east cost financial institution that has an interest in 34 wells. Through September 30, 1997, four successful recompletions were performed on these wells and two additional development wells are planned to be recompleted in the fourth quarter of 1997. This work and other activity in the San Juan region is expected to yield significant upward reserve revisions.

In the Lone Tree area of Montana, HCRC recompleted two development and two exploration wells during the first nine months of 1997. One development and one exploration well are successful. Total 1997 costs for the Montana project were approximately $75,000. HCRC plans to redrill one exploration well in the fourth quarter 1997.

HCRC also purchased a 12.5% interest in the Hudson Ranch project, a multi-objective exploration project generated from approximately 120 miles of 2-D proprietary seismic data. HCRC's 1997 costs for the project are approximately $325,000. A 3-D seismic data acquisition program is underway and exploratory drilling is anticipated to begin in 1998.

Gulf Coast Region

HCRC's 1997 capital budget allocation for the Gulf Coast Region in Louisiana and Texas is approximately 10% (approximately $1,525,000). In 1997, HCRC spent approximately $1,060,000 drilling one development well, drilling four exploration wells and acquiring acreage. Two of the wells are successful. HCRC plans to directionally drill one 10,000 foot exploration well in the Bigeneria Humblei formation from the shore to a bottom hole location under the waters of the Gulf of Mexico. The well is planned to be spud in the fourth quarter of 1997. HCRC owns a 12.5% working interest.

In 1997, HCRC spent approximately $220,000 for tubing repairs, additional perforations, workovers, and miscellaneous maintenance costs in this area. HCRC also spent approximately $630,000 in the first nine months of 1997 for two exploration wells in Louisiana which were unsuccessful.

Mid-Continent and Other Areas

HCRC's 1997 capital budget allocated to all other areas is approximately 35% of the total budget (approximately $5,375,000). To date, HCRC has incurred approximately $640,000 on nine successful development projects and three unsuccessful exploration wells. HCRC plans to drill two development well and six exploration wells during the fourth quarter of 1997.

HCRC is participating in an exploration prospect in Carter County, Oklahoma. The project is a 19,000 feet deep multi-formation structural test. In 1997, HCRC's cost is approximately $245,000 for its 5% interest in the well.

In September 1997, HCRC and an unaffiliated partner were awarded a deep-water exploration block offshore of northern Peru. HCRC has a 7.5% working interest and its partner is proceeding with a 1,200 mile seismic program to further evaluate the project. HCRC's partner, major oil company, is the operator, and HCRC has a carried interest until drilling begins.

Projects  begun in the  fourth  quarter  of 1996 have  cost  HCRC  approximately
$570,000 through the third quarter of 1997. The additional costs are comprised primarily of approximately $200,000 for two unsuccessful exploratory wells in the Gulf Coast Region and in the Permian/Delaware Basins.

As a result of environmental and title problems, HCRC has terminated its previously disclosed agreement to acquire for $9.8 million properties located principally in Texas. The seller of the properties is disputing HCRC's right to terminate the agreement and has demanded that the parties proceed to arbitration.

Financing

During the second quarter of 1997, the Company and its banks amended and restated the Company's Credit Agreement to extend the maturity date to May 31, 1999. The borrowing base is $22,500,000 as of October 31, 1997. As of September 30, 1997, the Company had borrowed $18,000,000 against the credit line. HCRC's borrowing base is further reduced by an outstanding contract settlement obligation of $1,015,000 and borrowings of $1,000,000 made subsequent to September 30, 1997; therefore, its unused borrowing base totaled $3,485,000 at October 31, 1997.

Borrowings against the credit line bear interest, at the option of the Company, at either (i) the banks' Certificate of Deposit rate plus from 1.375% to 1.875%,
(ii) the Euro-Dollar rate plus from 1.25% to 1.75% or (iii) the higher of the prime rate of Morgan Guaranty Trust or the sum of one-half of 1% plus the Federal funds rate, plus .75%. The applicable interest rate was 7.2% at September 30, 1997. Interest is payable at least quarterly, and quarterly principal payments of $1,187,500, as adjusted for the $1,000,000 in borrowings made subsequent to September 30, 1997, commence May 31, 1999. The credit facility is secured by a first lien on approximately 80% in value of the Company's oil and gas properties.

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

Inflation and Changing Prices

Prices

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Company, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, and government regulations and tax laws. Prices for both oil and gas fluctuated significantly throughout 1996 and through the third quarter of 1997. The following table sets forth the weighted average price received each quarter by the Company and the effects of the hedging transactions described below:




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



First quarter 1996                $17.92              $17.86                 $2.00               $1.94
Second quarter 1996                21.00               20.56                  1.80                1.80
Third quarter 1996                 21.39               20.43                  1.99                1.94
Fourth quarter 1996                24.00               22.00                  2.66                2.27
First quarter 1997                 23.56               20.49                  2.64                2.41
Second quarter 1997                17.85               17.88                  1.91                1.87
Third quarter 1997                 18.20               18.31                  2.09                1.96


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

The following tables provide a summary of the Company's outstanding financial contracts:


                                                    Oil

                                     Percent of Direct         Contract
             Period                  Production Hedged        Floor Price
                                                               (per bbl)



Last three months of 1997                   45%                 $17.88
1998                                        15%                  15.07
1999                                         5%                  15.88

Between 16% and 100% of the oil volumes hedged in each year are subject to a participating hedge whereby HCRC will receive the contract price if the posted futures price is lower than the contract price, and will receive the contract price plus between 25% and 75% of the difference between the contract price and the posted futures price if the posted futures price is greater than the contract price. Between 30% and 100% of the volumes hedged in each year are subject to a collar agreement whereby HCRC will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $17.00 to $19.35 per barrel.


                                                    Gas

                                     Percent of Direct         Contract
             Period                  Production Hedged        Floor Price
                                                               (per mcf)



Last three months of 1997                   39%                  $1.89
1998                                        35%                   1.91
1999                                        22%                   1.67
2000                                        11%                   1.86

Between 0% and 37% of the gas volumes hedged in each year are subject to a collar agreement whereby HCRC will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $2.78 to $2.93 per mcf.

During the fourth quarter through October 31, 1997, the weighted average oil price (for barrels not hedged) was approximately $20.20 per barrel and the weighted average price of natural gas (for mcf not hedged) was approximately $3.15 per mcf.

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



                                     TABLE OF HCRC EARNINGS FOR MANAGEMENT DISCUSSION
                                                (In thousands except price)



                                       For the Quarter Ended September 30, 1997        For the Quarter Ended September 30, 1996
                                       ----------------------------------------        ----------------------------------------

                                            Direct                                     Direct
                                            Owned        HEP         Total             Owned               HEP        Total



Oil production (bbl)                           145         34           179              164                37           201
Gas production (mcf)                         1,500         523        2,023             1,618              527         2,145


Average oil price (per bbl)                  $ 18.33     $ 18.21     $ 18.31          $ 20.37            $ 20.70      $ 20.43
Average gas price (per mcf)                 $   1.92    $   2.08    $   1.96         $   1.86           $   2.18     $   1.94



Oil revenue                                  $ 2,658    $    619     $ 3,277          $ 3,341           $    766      $ 4,107
Gas revenue                                    2,886       1,087       3,973            3,012              1,151        4,163
Pipeline and other                               143          89         232              166                111          277
Contract settlement                                6                       6               14                              14
Interest income                                    5          12          17               11                 22           33
                                              ------      ------       -----            -----              -----         ----
       Total revenue                           5,698       1,807       7,505            6,544              2,050        8,594
                                               -----       -----       -----            -----              -----        -----

Production operating                           2,034         542       2,576            1,963                508        2,471
General and administrative                       619         180         799              760                233          993
Interest                                         372         134         506              417                177          594
Depreciation, depletion and amortization       1,586         685       2,271            1,767                509        2,276
                                               -----         ---       -----            -----                ---        -----
       Total expense                           4,611       1,541       6,152            4,907              1,427        6,334
                                               -----       -----       -----            -----              -----        -----

Income before income taxes                     1,087         266       1,353            1,637                623        2,260
                                               -----         ---       -----            -----                ---        -----

Provision (benefit) for income taxes:
    Current                                      528                     528               47                              47
    Deferred                                    (100)                   (100)
                                                ----                    ----              ---                             ----
                                                 428                     428               47                              47
                                                 ---                     ---               --                              --


       Net income                           $    659    $    266   $     925          $ 1,590           $    623      $ 2,213
                                             =======     =======    ========           ======            =======       ======



                                     TABLE OF HCRC EARNINGS FOR MANAGEMENT DISCUSSION
                                                (In thousands except price)


                                     For the Nine Months Ended September 30, 1997     For the Nine Months Ended September 30, 1996
                                     --------------------------------------------    --------------------------------------------

                                           Direct                                         Direct
                                           Owned          HEP         Total               Owned          HEP          Total


Oil production (bbl)                           433           102         535                  512          130           642
Gas production (mcf)                         4,336         1,465       5,801                4,655        1,641         6,296


Average oil price (per bbl)               $  18.92      $  19.10    $  18.96             $  19.60     $  19.40      $  19.56
Average gas price (per mcf)              $    2.06     $    2.17   $    2.09            $    1.83    $    2.09     $    1.90


Oil revenue                               $  8,194      $  1,948     $10,142              $10,038     $  2,522       $12,560
Gas revenue                                  8,930         3,177      12,107                8,503        3,434        11,937
Pipeline and other                             837           423       1,260                  610          373           983
Contract settlement                             21                        21                   35                         35
Interest income                                 76            58         134                   17           59            76
                                              -----         -----       -----               ------        -----       -------
       Total revenue                         18,058         5,606      23,664               19,203        6,388        25,591
                                             ------         -----      ------               ------        -----        ------

Production operating                          5,952         1,571       7,523                6,098        1,603         7,701
General and administrative                    1,994           590       2,584                2,047          567         2,614
Interest                                      1,232           436       1,668                1,364          574         1,938
Depreciation, depletion and amortization      4,826         1,446       6,272                5,467        1,716         7,183
Other                                                                                           68           46           114
                                             ------        ------       -----                -----        -----         -----
       Total expense                         14,004         4,043      18,047               15,044        4,506        19,550
                                             ------         -----      ------               ------        -----        ------

Income before income taxes                    4,054         1,563       5,617                4,159        1,882         6,041
                                              -----         -----       -----                -----        -----         -----

Provision (benefit) for income taxes:
    Current                                     675                       675                  115                         115
    Deferred                                   (100)                     (100)
                                               ----                      ----                 ----                        ----
                                                575                       575                  115                         115
                                                ---                       ---                 ----                         ---

       Net income                          $  3,479      $  1,563    $  5,042             $  4,044     $  1,882      $  5,926
                                            =======       =======     =======              =======      =======       =======


Third Quarter of 1997 Compared to Third Quarter of 1996

Oil Revenue

Oil revenue decreased $830,000 during the third quarter of 1997 as compared with the third quarter of 1996. The decrease in revenue is comprised of a decrease in oil production from 201,000 barrels in 1996 to 179,000 barrels in 1997 and a decrease in the average oil price from $20.43 per barrel in 1996 to $18.31 per barrel in 1997. The decrease in production is primarily due to normal production declines. Because the Company's hedged oil prices were higher than average posted prices in the third quarter of 1997, the effect of hedging transactions, as described above, was to increase the Company's average oil price from $18.20 per barrel to $18.31 per barrel, resulting in a $20,000 increase in revenue.

Gas Revenue

Gas revenue decreased $190,000 during the third quarter of 1997 as compared with the third quarter of 1996. The decrease is comprised of a decrease in gas production from 2,145,000 mcf in 1996 to 2,023,000 mcf in 1997, partially offset by an increase in price from $1.94 per mcf in 1996 to $1.96 per mcf in 1997. The decrease in production is primarily due to normal production declines. The effect of the Company's hedging activity during the third quarter of 1997 was to decrease the Company's average gas price from $2.09 per mcf to $1.96 per mcf, resulting in a $263,000 decrease in revenue.

Pipeline and Other

Pipeline and other revenue consists of revenue derived from salt water disposal, incentive and tax credit payments from certain coal bed methane wells and other miscellaneous items. Pipeline and other revenue decreased $45,000 during the third quarter of 1997 as compared with the third quarter of 1996 due to fluctuations in numerous miscellaneous items, none of which are individually significant.

Interest Income

Interest income decreased $16,000 during the third quarter of 1997 as compared with the third quarter of 1996 due to a lower average cash balance during 1997.

Production Operating Expense

Production operating expense increased $105,000 during the third quarter of 1997 as compared with the third quarter of 1996, primarily as a result of increased maintenance activity.

General and Administrative Expense

General and administrative expense includes costs incurred for direct administrative services such as legal, audit and reserve reports as well as allocated internal overhead incurred by Hallwood Petroleum, Inc. ("HPI"), an affiliate of HCRC, which manages and operates certain oil and gas properties on behalf of the Company. These costs decreased $194,000 during the third quarter of 1997 as compared with the third quarter of 1996, due to a timing difference in the payment of consulting expenses.

Interest Expense

Interest expense decreased $88,000 during the third quarter of 1997 as compared with the third quarter of 1996 due to lower outstanding debt during 1997.

First Nine months 1997 Compared to the First Nine months 1996

The comparisons for the first nine months of 1997 and the first nine months of 1996 are consistent with those discussed in the third quarter 1997 compared to the third quarter 1996 except for the following:

Oil Revenue

Oil revenue decreased $2,418,000 during the first nine months of 1997 as compared with the first nine months of 1996. The decrease is comprised of a decrease in production from 642,000 barrels in 1996 to 535,000 barrels in 1997, combined with a decrease in the average oil price from $19.56 per barrel in 1996 to $18.96 per barrel in 1997. The majority of the production decrease is due to the temporary shut-in of two wells in Louisiana during the second quarter of 1997 while workover procedures were performed, and the remainder of the decrease in production is due to normal production declines.

The effect of HCRC=s hedging transactions was to decrease HCRC=s average oil price from $19.30 per barrel to $18.96 per barrel, representing a $182,000 decrease in revenues.

Gas Revenue

Gas revenue increased $170,000 during the first nine months of 1997 as compared with the first nine months of 1996. The increase is comprised of an increase in the average price from $1.90 per mcf in 1996 to $2.09 per mcf in 1997, partially offset by a decrease in production from 6,296,000 mcf in 1996 to 5,801,000 mcf in 1997. The majority of the production decrease is due to the temporary shut-in of two wells in Louisiana during the second quarter of 1997 while workover procedures were performed, and the remainder of the decrease in production is due to normal production declines.

The effect of HCRC=s hedging transactions was to decrease HCRC=s average gas price from $2.27 per mcf to $2.09 per mcf, representing a $1,044,000 reduction in revenue from hedging transactions.

Pipeline and Other

Pipeline and other income increased $277,000 during the first nine months of 1997 as compared with the same period during 1996. The increase is primarily due to the receipt of insurance proceeds during the second quarter of 1997, which reimbursed a portion of expense incurred in a prior period to settle certain litigation.

Interest Income

Interest income increased $58,000 during the first nine months of 1997 as compared with the corresponding period during 1996 primarily due to a higher average interest rate during 1997.

Production Operating Expense

Production operating expense decreased $178,000 during the first nine months of 1997 as compared with the same period during 1996, primarily as a result of decreased production taxes and operating expenses due to the decline in oil and gas production previously discussed.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense decreased $911,000 during the first nine months of 1997 as compared with the same period during 1996, due to a lower depletion rate caused by the decrease in production as previously discussed.

Other

Other expense during the first nine months of 1996 is comprised of numerous miscellaneous items, none of which is individually significant.

PART II - OTHER INFORMATION


ITEM 1  - LEGAL PROCEEDINGS

              Reference is made to Item 8 - Note 14 of Form 10-K for the year ended December 31, 1996, and Item 1 - Note 7 of this Form 10-Q.


ITEM 2  - CHANGES IN SECURITIES

              None.


ITEM 3  - DEFAULTS UPON SENIOR SECURITIES

              None.


ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


ITEM 5  - OTHER INFORMATION

              None.


ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K

              Exhibits

             10.15  1997 Stock Option Plan Loan Program

             10.16 Amended No. 1 to Second Amended and Restated Credit Agreement
                   dated as of October 31, 1997

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION




Date:  November 14, 1997                  By: Robert S. Pfeiffer
                                              Robert S. Pfeiffer, Vice President
                                                 (Chief Financial Officer)