Form 10-K405
period 1997-12-31
HALLWOOD CONSOLIDATED RESOURCES CORP
filed 1998-03-05
CIK 883953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

MARK ONE
     [x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

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


Title of each class                                        Name of each exchange
     None                                                   on which registered
                                                                   None


           Securities Registered Pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 27, 1998 was approximately $24,581,000.

 Shares of Common Stock outstanding at February 27, 1998:      3,001,352 Shares.

                                     PART I


ITEM 1 - BUSINESS

Hallwood Consolidated Resources Corporation ("HCRC" or the "Company") is a Delaware corporation engaged in the development, production and sale of oil and gas, and in the acquisition, exploration, development and operation of oil and gas properties. The principal objective of HCRC is to maximize shareholder value by increasing its reserves, production and cash flow through a balanced program of development and high potential exploration drilling, as well as selective acquisitions. The Company's properties are primarily located in West Texas, South Louisiana, New Mexico and Kansas. HCRC does not engage in any other line of business.

Officers and Key Employees

HCRC does not have any employees. Hallwood Petroleum, Inc. ("HPI"), an affiliate of HCRC, operates the properties and administers the day to day activities of HCRC and its affiliates. On February 27, 1998, HPI had 123 employees. Following are brief biographies of the officers and key employees of HCRC and HPI.

William L. Guzzetti, 54, has been President and a director of HCRC since May 1991 and of HPI since October 1989, and a director of HPI since August 1989. Mr. Guzzetti is also an Executive Vice President of Hallwood Group and in that capacity may devote a portion of his time to the activities of Hallwood Group, including the management of real estate investments, acquisitions and restructurings of entities controlled by Hallwood Group. He is a director and President of Hallwood Realty and in that capacity may devote a portion of his time to the activities of Hallwood Realty.

Russell P. Meduna, 43, has served as Executive Vice President of HCRC since June 1992 and of HPI since October 1989. Mr. Meduna was Vice President of HPI from April 1989 to October 1989 and Manager of Operations from January 1989 to April 1989. He joined HPI in 1984 as Production Manager. Prior to joining HPI, he was employed by both major and independent oil companies. Mr. Meduna is a registered professional engineer in the States of Colorado and Texas.

Cathleen M. Osborn, 45, has served as Secretary and General Counsel of HCRC since May 1992 and as Vice President since June 1992. She has been Vice President, Secretary and General Counsel of HPI since September 1986. She joined HPI in 1985 as senior staff attorney. Ms. Osborn is a member of the Colorado Bar Association.

Robert S. Pfeiffer, 41, has served as Vice President of HCRC since June 1992 and of HPI since August 1986. Mr. Pfeiffer became Chief Financial Officer of HCRC and HPI in June 1994. He joined and HPI in 1984. From July 1979 to May 1984, he was employed by Price Waterhouse as a senior accountant. Mr. Pfeiffer is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. Mr. Pfeiffer resigned his positions with HCRC and its affiliates effective March 6, 1998.

Betty J. Dieter, 50, has been Vice President of HPI responsible for domestic operations since January 1995. Her previous positions with HPI have included Operations Manager, Rocky Mountain and Mid-Continent District Manager and Manager for Operations Accounting and Administration. She joined HPI in 1985, and has 25 years experience in accounting and operations, 18 of which are in the oil and gas industry. Ms. Dieter is a Certified Public Accountant.

George Brinkworth, 56 has been Vice President-Exploration of HPI since August 1994. He became associated with HPI in 1987 when he was President of a joint venture program funded by HPI and two other domestic oil companies. Mr.
Brinkworth has 33 years experience with various exploration and production companies, including previous responsibility for operations in the United Kingdom, Spain, Morocco, Egypt and Indonesia. He is a registered geophysicist in the State of California.

William H. Marble, 47, has served as Vice President of HPI since December 1990. His previous positions with HPI have included Texas/Gulf Coast District Manager, Manager of Nonoperated Properties and Chief Engineer. He joined a predecessor general partner of the Partnership in 1984. Mr. Marble is a registered engineer in the State of Colorado and has 23 years oil and gas engineering experience.

Marketing

The oil and gas produced from the properties owned by HCRC has typically been marketed through normal channels for such products. Oil is generally sold to purchasers at field prices posted by the principal purchasers of crude oil in the areas where the producing properties are located. In response to the volatility in the oil markets, HCRC entered into financial contracts for hedging the price of 14% of its estimated oil production for 1998 and 5% for 1999.

The majority of HCRC's gas production is sold on the spot market and is transported in intrastate and interstate pipelines. HCRC has entered into financial contracts for hedging the price of between 5% and 31% of its estimated gas production for 1998 through 2001.

The purpose of the hedges is to provide protection against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of these contracts are recognized as revenue at the time the hedged volumes are sold.

Both oil and natural gas are purchased by refineries, major oil companies, public utilities, industrial customers and other users and processors of petroleum products. HCRC is not confined to, nor dependent upon, any one purchaser or small group of purchasers. Accordingly, the loss of a single purchaser, or a few purchasers, would not materially affect HCRC's business because there are numerous purchasers in the areas in which HCRC sells it production. However, for the years ended December 31, 1997, 1996 and 1995, purchases by the following companies exceeded 10% of the total oil and gas revenues of HCRC:


                                         1997            1996             1995


El Paso Field Services                     17%             11%
Williams Gas Marketing                     13%
Koch Oil Company                                           23%              27%
Conoco Inc.                                                13%              14%
Scurlock Permian Corporation                               14%

Factors, if they were to occur, which might adversely affect HCRC include decreases in oil and gas prices, the reduced availability of a market for production, rising operating costs of producing oil and gas, compliance with and changes in environmental control statutes and increasing costs and difficulties of transportation.

Competition

HCRC encounters competition from other oil and gas companies in all areas of its operations, including the acquisition of exploratory prospects and proven properties. The Company's competitors include major integrated oil and gas companies and numerous independent oil and gas companies, individuals and drilling income programs. As described under "Marketing," production is sold on the spot market, thereby reducing sales competition. Moreover, oil and gas must compete with coal, atomic energy, hydro-electric power and other forms of energy.

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

Environmental Considerations

The exploration for, and development of, oil and gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or can cause environmental pollution problems. In light of the current interest in environmental matters, HCRC cannot predict the effect of possible future public or private action on its business. HCRC is continually taking actions it believes are necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations. As of December 31, 1997, HCRC has not been fined or cited for any environmental violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position of HCRC in the oil and gas industry.

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

Issues Related to the Year 2000

As the year 2000 approaches, there are uncertainties concerning whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail.

Because of the nature of the oil and gas industry and the necessity for the Company to make reserve estimates and other plans well beyond the year 2000, the Company's computer systems and software were already configured to accommodate dates beyond the year 2000. The Company believes that the year 2000 will not pose significant operational problems for the Company's computer systems. The Company has not yet completed its assessment of all of its systems, or the computer systems of third parties with which it deals, and while it is not possible at this time to assess the effect of a third party's inability to adequately address year 2000 issues the Company does not believe the potential problems associated with the year 2000 will have a material effect on its financial position.


ITEM 2 - PROPERTIES

Exploration and Development Projects

In 1997, HCRC incurred $12,106,000 in direct property additions and exploration and development costs. The costs were comprised of approximately $9,284,000 for domestic exploration and development expenditures and approximately $2,822,000 for property acquisitions. In 1997, HCRC participated in approximately 98 drilling or recompletion projects, the highlights of which are discussed below. HCRC's 1997 capital program led to the replacement, including revisions to prior year reserves, of 107% of 1997 production. Sales of reserves in place in 1997, which were approximately 1% of 1997 production, were excluded from this calculation. Approximately $2,061,000 of the 1997 capital expenditures were for land and seismic data anticipated to yield prospects for 1998 and subsequent years.

Property Sales

During 1997, HCRC received approximately $40,000 for the sale of 50 nonstrategic properties located in eight states. Capital Projects

Greater Permian Region

HCRC expended approximately $5,535,000 of its capital budget on the Greater Permian Region located in Texas and Southeast New Mexico. During 1997, HCRC spent approximately $3,755,000 drilling 29 development wells and 26 exploration wells and acquiring undeveloped acreage and geological and geophysical data. Of the wells drilled, 39 (71%) were successful. A discussion of several of the larger projects within the Region follows.

HCRC spent approximately $275,000 successfully recompleting two wells, drilling one successful development well, and drilling two unsuccessful exploration wells in the Carlsbad/Catclaw Draw areas in Lea, Eddy and Chaves Counties, New Mexico.

HCRC spent approximately $260,000 to drill six exploration and three development wells in the nonoperated Merkle Project in Jones, Taylor, and Nolan Counties, Texas. Five wells were successful.

Based on the success in the nonoperated Merkle area, HCRC acquired 74 additional square miles of proprietary 3-D seismic data adjacent to the non-operated area. In 1997, HCRC incurred approximately $730,000 acquiring acreage and drilling 10 exploration wells, seven of which were successful.

HCRC purchased an interest in proprietary 3-D seismic data and selected acreage within an 85 square mile area, referred to as the Griffin Project, for approximately $495,000. In 1997, HCRC drilled one successful and one unsuccessful exploratory well in the area for approximately $425,000. HCRC is currently participating in the drilling of one exploration well and incurred approximately $120,000 through December 31, 1997.

HCRC spent approximately $850,000 drilling two exploration wells and nine development wells in the Spraberry area of West Texas. Of the wells drilled, eight (73%) are successful. In July, HCRC acquired additional interests in 34 of its existing wells in the area for approximately $510,000.

In 1997, HCRC continued to devote capital resources to the East Keystone area in Winkler County, Texas. HCRC spent approximately $380,000 drilling 14 development wells with a success rate of 100%.

Rocky Mountain Region

HCRC expended approximately $2,205,000 of its capital budget in the Rocky Mountain Region located in Colorado, Montana, North Dakota, Northwest New Mexico and Wyoming. During 1997, HCRC drilled or participated in the drilling or recompletion of 17 wells, seven which were successful. A description of the Region's major projects follows. In the San Juan Basin in LaPlata County, Colorado and Rio Arriba County, New Mexico, HCRC has an interest in 34 wells owned by a special purpose entity owned by a large east coast financial institution. During 1997, seven successful recompletions were performed and one successful exploration well. This work and other activity in the San Juan region have yielded significant upward revisions to HCRC's reserve base. HCRC incurred approximately $205,000 on four recompletion attempts in San Juan County, New Mexico, two of which were successful. In addition, HCRC purchased additional interests in existing wells in the area for $70,000.

In the Lone Tree area of Montana, HCRC drilled two exploration wells and three development wells for a cost of approximately $85,000. Two of the development wells and one of the exploration wells were successful.

The Hudson Ranch project is a multi-objective exploration project generated from 120 miles of 2-D proprietary seismic data. HCRC's 1997 costs for the project are approximately $340,000. A 3-D seismic data acquisition program is underway, and exploratory drilling is anticipated to begin in 1998.

HCRC also participated in the drilling of an 11,500 feet exploration well in the Beach Field of North Dakota. HCRC incurred approximately $215,000 for participation in this successful well. Expenditures in various other areas of the region were approximately $455,000 for drilling two unsuccessful exploration wells and one successful development well.

Gulf Coast Region

HCRC expended approximately $1,480,000 of its capital budget in the Gulf Coast Region in Louisiana and South and East Texas. During 1997, HCRC spent approximately $945,000 on two unsuccessful exploration attempts, one unsuccessful development well, and one successful development well. Repairs and successful workovers on wells in the Scott Field cost HCRC approximately $230,000.

HCRC also incurred approximately $145,000 on miscellaneous projects within the Region for land and geological data.

Mid-Continent and Other Areas

The remaining $2,886,000 of HCRC's 1997 capital budget was devoted to projects in Kansas, Oklahoma and all other areas. In 1997, HCRC incurred $890,000 for land, geological data and drilling costs for 15 development wells and six exploration wells. Of the wells drilled, 17 (81%) were successful. A description of the major projects follow.

HCRC is participating in an exploration prospect in Carter County, Oklahoma. This project is a 19,000 feet deep multi-formation structural test and is currently in the completion phase. The drilling and land costs to HCRC are approximately $355,000.

In 1997, HCRC entered into an agreement with another operator to participate in an 8,500 feet deep Spiro/Foster test well in LeFlore County, Oklahoma. The well was a success and cost HCRC approximately $265,000.

HCRC also purchased additional interests in eight existing Kansas properties for approximately $110,000.

Projects begun in the fourth quarter of 1996 have cost HCRC approximately $525,000 in 1997. These costs are primarily for work in the Gulf Coast Region and in the Greater Permian Region. Miscellaneous land and geological and geophysical data acquired in 1997 cost HCRC approximately $690,000.

In September 1997, HCRC and an unaffiliated partner were awarded a deep-water exploration block offshore of northern Peru. Its partner is proceeding with a 1,200 mile seismic program to further evaluate the project. HCRC's partner, a major oil company, is the operator, and HCRC has a carried interest until drilling begins.

For 1998, HCRC's capital budget, which will be paid from cash generated from operations, cash on hand and borrowings under HCRC's line of credit, has been set at $21,400,000. HCRC's plans include projects in Texas, New Mexico, Colorado, North Dakota, and Montana.

Company Reserves, Production and Discussion by Significant Regions

The following table presents the December 31, 1997 reserve data by significant regions.


                                                                                    Present Value of
                                    Proved Reserve Quantities                  Estimated Future Net Cash Flows
                                                                          Proved             Proved
                                    Mcf of Gas      Bbls of Oil        Undeveloped          Developed         Total
                                                                      (In thousands)



Greater Permian Region                 31,812           2,527              $   810            $ 27,751      $ 28,561
Gulf Coast Region                       9,986             223                  118              20,662        20,780
Rocky Mountain Region                  32,172             724                  377              29,600        29,977
Mid-Continent  Region                   1,074           2,029                  397               6,642         7,039
Other                                     531              22                   59               1,584         1,643
                                       ------           -----               ------             -------       -------
                                       75,575           5,525               $1,761             $86,239       $88,000
                                       ======           =====               ======             =======       =======

The present value of estimated future net cash flows is calculated using year end average oil and gas prices. At December 31, 1997, oil and gas prices averaged $16.77 per bbl of oil and $2.20 per mcf of gas. If average oil and gas prices as of February 27, 1998 of $15.57 per bbl and $2.00 per mcf of gas had been used in this calculation, the present value of estimated future net cash flows would have been approximately 16% lower.

The following table presents the oil and gas production for significant regions.


                                             Production for the                          Production for the
                                                Year Ended 1997                              Year Ended 1996

                                        Mcf of Gas           Bbls of Oil            Mcf of Gas          Bbls of Oil
                                                                     (In thousands)


Greater Permian Region                     1,719                   308                 1,712                 376
Gulf Coast Region                          1,875                    64                 2,269                  73
Rocky Mountain Region                      3,977                   107                 3,899                 153
Mid-Continent Region                         234                   214                   270                 223
Other                                        158                    18                   130                  12
                                           -----                   ---                 -----                ----
                                           7,963                   711                 8,280                 837
                                           =====                   ===                 =====                ====

The following table presents the Company's extensions and discoveries by significant regions.


                                            For the Year Ended 1997                     For the Year Ended 1996
                                        Mcf of Gas           Bbls of Oil            Mcf of Gas          Bbls of Oil
                                                                     (In thousands)


Greater Permian Region                        529                   238                  710                 424
Gulf Coast Region                             295                    21                   33                   3
Rocky Mountain Region                       1,756                   234                  792                  34
Mid-Continent Region                                                 43                  237
Other                                         314                    26                  175                  30
                                            -----                   ---                -----                ----
                                            2,894                   562                1,947                 491
                                            =====                   ===                =====                ====

A description of the Company's properties by region follows.

Greater Permian Region

HCRC has significant interests in the Greater Permian Region, which includes West Texas and Southeast New Mexico. In this Region, HCRC has interests in 444 (376 of which are operated) productive oil and gas wells, 38 operated shut-in oil and gas wells and 15 (14 operated) salt water disposal wells or injection wells. During 1997, HCRC drilled or recompleted 55 wells, 39 of which were successful. The following is a description of the significant areas within the Greater Permian Region.

Carlsbad/Catclaw Area. HCRC's interests in the Carlsbad/Catclaw Area as of December 31, 1997 consisted of 61 producing wells that produce primarily natural gas and are located on the northwestern edge of the Delaware Basin in Lea, Eddy and Chaves Counties, New Mexico. HPI operates 40 of these wells. The wells produce at depths ranging from approximately 2,500 feet to 14,000 feet from the Delaware, Atoka, Bone Springs and Morrow formations. During 1997, HCRC participated in the drilling or recompletion of five wells, three of which were successful. HCRC has future plans for six additional projects in this area.

East Keystone Area. HCRC's interest in the East Keystone Area as of December 31, 1997 consisted of 54 producing wells, 38 of which are operated by HPI, in Winkler County, Texas. The primary focus of this area is the development of the Holt and San Andreas formations at a depth of 5,100 feet. During 1997, HCRC had 14 development projects, all of which were successful. HCRC's future development plans include five projects in this area.

Merkle Area. HCRC's nonoperated interest in the Merkle Area includes 10 square miles of proprietary seismic data in Jones, Nolan and Taylor Counties, Texas, which was acquired in 1995. HCRC's focus in this area is exploration of the Canyon, Strawn and Ellenberger formations at depths of 3,500 to 6,500 feet. In 1997, HCRC participated in the drilling and recompletion of six exploration and three development wells, five of which were successful.

Based on its success in the nonoperated Merkle Area, HCRC acquired 74 additional miles of proprietary 3-D seismic data adjacent to the nonoperated area. In 1997, HCRC drilled ten exploration wells in the area, seven of which were successful. All of these wells are operated by HPI. Future plans for this area include drilling 22 exploration wells, with possible additional locations contingent upon continued exploration success.

Spraberry Area

HCRC's interests in the Spraberry Area consist of 345 producing wells, 11 salt water disposal wells and 29 shut-in wells in Dawson, Upton, Reagan and Irion Counties, Texas. HPI operates 385 of these wells. Most of the current production from the wells is from the Upper and Lower Spraberry, Clearfork Canyon, Dean and Fusselman formations at depths ranging from 5,000 feet to 9,000 feet. During 1997, HCRC drilled or recompleted 11 wells, eight of which were successful. Future plans for this area include 20 development wells and workovers and additional projects contingent upon future evaluation.

Gulf Coast Region

HCRC has significant interests in the Gulf Coast Region in Louisiana and South and East Texas. HCRC's most significant interest in the Gulf Coast Region consists  of 10  producing  gas wells,  one  shut-in gas well and six salt water disposal wells located in Lafayette Parish, Louisiana. The wells produce principally from the Bol Mex formations at 13,500 to 14,500 feet and are operated by HPI. The two most significant wells in the area are the A.L. Boudreaux #1 and the G.S. Boudreaux Estate #1. During 1997, HCRC drilled one successful development well, one unsuccessful development well, and two unsuccessful exploration wells.

Rocky Mountain Region

HCRC has significant interests in the Rocky Mountain Region, which includes producing properties in Colorado, Montana, North Dakota and Northwest New Mexico. HCRC has interests in 203 producing oil and gas wells, 172 of which are operated by HPI, 44 shut-in wells, 35 of which are operated by HPI, and five salt water disposal wells. The following is a description of the significant areas within the Rocky Mountain Region.

San Juan Basin. HCRC's interest in the San Juan Basin consists of 82 producing gas wells located in San Juan County, New Mexico and LaPlata County, Colorado. HPI operates 51 wells in New Mexico, 31 of which produce from the Fruitland Coal formation at approximately 2,200 feet and 20 of which produce from the Pictured Cliffs, Mesa Verde and Dakota formations at 1,200 to 7,000 feet. During 1997, HCRC drilled or recompleted four wells, two which were successful.

In 1996, HCRC participated in the acquisition of interests in 38 producing gas wells in LaPlata County, Colorado and Rio Arriba County, New Mexico from a subsidiary of Public Service Company of Colorado. Thirty-four of the wells were assigned to a special purpose entity owned by a large East Coast financial institution. The wells produce from the Fruitland Coal formation at approximately 3,200 feet. In connection with the acquisition, HCRC monetized the
Section 29 tax credits generated by the wells. The project was financed through a third party lender using a production payment structure. In 1997, HCRC successfully recompleted seven of the wells, and drilled one successful exploration well. HCRC has future plans for eight projects in this area.

Toole County Area. HCRC's interests in the Toole County Area consist of 67 wells, 58 of which are operated by HPI. The oil wells produce from the Nisku formation at depths of approximately 3,000 feet, and the gas wells produce from the Bow Island formation at depths of 900 to 1,200 feet. During 1997, HCRC drilled one successful well. HCRC has plans for future development wells and workovers in this area.

Lone Tree, Richland County Area. HCRC's interest in the Lone Tree, Richland County area consist of 13 producing wells operated by HPI in Richland County, Montana. The oil wells produce principally from the Mission Canyon, Interlake and Red River formations at depths of 9,000 feet to 12,000 feet. In 1997, HCRC drilled two exploration and three development wells. Two of the development and one of the exploration wells were successful.

Mid-Continent Region and Other

The Mid-Continent Region and Other is comprised of wells located in Kansas, Oklahoma, California and South Central Texas. HCRC's most significant interests are in Kansas and consist of 224 producing wells, of which 219 are operated by HPI and five are operated by unaffiliated entities. The wells are located in 15 counties primarily in the Central Kansas Uplift and produce principally from the Arbuckle and numerous Lansing-Kansas City formation zones from 3,000 feet to 6,500 feet. HCRC has several projects planned for this area in the future.

Average Sales Prices and Production Costs

The following table presents the average oil and gas sales price and average production costs per equivalent barrel computed at the ratio of six mcf of gas to one barrel of oil.


                                                    1997              1996             1995



Average sales prices (including effects of hedging):
        Oil and condensate (per bbl)                $18.87             $20.13           $17.10
        Natural gas (per mcf)                         2.17               1.99             1.62
Production costs (per equivalent bbl)                 5.01               4.68             4.49

Productive Oil and Gas Wells

The following table summarizes the productive oil and gas wells as of December 31, 1997 attributable to HCRC's direct interests. Productive wells are producing wells and wells capable of production. Gross wells are the total number of wells in which HCRC has an interest. Net wells are the sum of HCRC's fractional interests owned in the gross wells.


                                          Gross              Net

Productive Wells

   Oil                                      564              204
   Gas                                      278              100
                                            ---              ---
                                            842              304
                                            ===              ===

Oil and Gas Acreage

The following table sets forth the developed and undeveloped leasehold acreage held directly by HCRC as of December 31, 1997. Developed acres are acres which are spaced or assignable to productive wells. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Gross acres are the total number of acres in which HCRC has a working interest. Net acres are the sum of HCRC's fractional interests owned in the gross acres.


                                          Gross              Net

Developed acreage                            88,450           28,950
Undeveloped acreage                         267,420           67,100
                                            -------           ------
   Total                                    355,870           96,050
                                            =======           ======

States in which HCRC holds undeveloped acreage include Texas, Louisiana, Montana, Wyoming, New Mexico, Kansas, Colorado, North Dakota, California and Michigan.

Drilling Activity

The following table sets forth the number of wells attributable to HCRC's direct interest drilled in the most recent three years.

                                                               Year Ended December 31,
                                       1997                          1996                          1995
                               Gross            Net           Gross            Net            Gross            Net

Development Wells:
   Productive                        23           4.0               29             6.2              66            14.4
   Dry                                4           1.0                4             1.0               2              .5
                                     --           ---               --             ---              --            ----
        Total                        27           5.0               33             7.2              68            14.9
                                     ==           ===               ==             ===              ==            ====

Exploratory Wells:
   Productive                        14           2.7                1              .1               6              .6
   Dry                               22           4.2                4              .6               5              .9
                                     --           ---               --              --              ---            ---
        Total                        36           6.9                5              .7              11             1.5
                                     ==           ===               ==              ==              ==             ===

Office Space

HCRC is guarantor of 40% of the obligation under the Denver, Colorado office lease which is in the name of HPI. Hallwood Energy Partners, L.P. ("HEP") is guarantor of the remaining 60% of the obligation. HPI leases 41,000 square feet for approximately $600,000 per year.


ITEM 3 - LEGAL PROCEEDINGS

See Note 14 to the financial statements included in Item 8 - Financial Statements and Supplementary Data.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1997.


                                                      PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

HCRC's common stock has traded over the counter on the NASDAQ National Market System under the symbol "HCRC," since June 4, 1992. As of February 27, 1998, there were 1,495 holders of record of HCRC's common stock. The following table sets forth, for the periods indicated, the high and low closing bid quotations for the common stock as reported by the National Quotation Bureau. HCRC did not pay a dividend during the periods shown. During the third quarter of 1997, the stockholders of HCRC approved a three-for-one split of HCRC's common stock. The stock split was effected by issuing, as a stock dividend, two additional shares of Common Stock for each share outstanding. The stock dividend was paid on August 11, 1997 to shareholders of record on August 4, 1997. The stockholders also approved an increase in the number of authorized shares of common stock from 2,000,000 to 10,000,000 shares.

HCRC Common Stock                      High                  Low

First quarter 1996                    12 3/8                 7 3/4
Second quarter 1996                   20 1/3                10 2/3
Third quarter 1996                    19 1/3                15 1/12
Fourth quarter 1996                   26 2/3                16 1/3

First quarter 1997                    30 1/6                22 3/4
Second quarter 1997                   25                    15
Third quarter 1997                    30 1/2                20
Fourth quarter 1997                   26                    21 1/4

All share and per share information has been retroactively restated for the three-for-one stock split effective August 11, 1997.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding HCRC's financial position and results of operations as of the dates indicated. All per share information has been restated to reflect the three-for-one stock split, which was effective August 11, 1997.


                                                                      Hallwood Consolidated Resources Corporation
                                                                      As of and for the Years Ended December 31,
                                                      1997             1996              1995             1994              1993
                                                                            (In thousands except per share)
Summary of Operations
   Oil and gas revenues and
        pipeline operations                            $32,258        $34,308           $25,349          $20,459           $19,792
   Total revenue                                        32,411         34,445            25,484           20,644            21,007
   Production operating expense                         10,218         10,383             8,514            8,367             7,750
   Depreciation, depletion and
        amortization                                     8,605          9,246             8,206            7,340             6,414
   Impairment                                                                             9,277            4,721
   General and administrative
        expense                                          4,884          4,011             4,630            3,842             3,935
   Net income (loss)                                     5,585          8,210             (4,670)          (2,974)             809
   Net income (loss) per share - basic*                   2.05           3.00              (1.48)            (.93)             .25
   Net income (loss) per share - diluted*                 1.97           2.91              (1.48)            (.93)            (.25)
   Dividends per share                                                                                                        2.40

Balance Sheet
 Working capital (deficit)                          $  4,867       $     (47)          $(7,202)        $   430           $ 5,973
   Property, plant and
        equipment, net                                  76,031         67,285            65,433           55,011            57,993
   Total assets                                         92,371         78,468            73,939           62,125            70,986
   Noncurrent liabilities                               32,678         24,558            21,790           11,890            17,430
   Stockholders' equity                                 48,686         43,061            36,635           43,589            46,596

*Amounts have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128 "Earnings per Share," during December 1997.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash Flow

HCRC generated $9,746,000 of cash flow from operating activities during 1997.

The other primary cash inflows were:

         $29,000,000 from borrowings under long-term debt;

         $1,144,000 from distributions received from affiliates.

Cash was primarily used for:

         $12,106,000 for property additions, exploration and development costs;

         $24,000,000 for payments of long-term debt;

When combined with miscellaneous other cash activity during the year, the result was an increase in HCRC's cash and cash equivalents of $3,864,000 for the year, from $628,000 at December 31, 1996 to $4,492,000 at December 31, 1997.

Property Purchases, Sales and Capital Budget

In 1997, HCRC incurred $12,106,000 in direct property additions and exploration and development costs. The costs were comprised of approximately $9,284,000 for domestic exploration and development expenditures and approximately $2,822,000 for property acquisitions. HCRC's 1997 capital program led to the replacement, including revisions to prior year reserves, of 107% of 1997 production using year-end pricing.

HCRC's significant direct exploration and development expenditures in the Greater Permian Region in 1997 included approximately $275,000 for successfully recompleting or drilling three development wells, and for drilling two unsuccessful exploration wells in the Carlsbad/Catclaw Draw areas in Lea, Eddy and Chaves Counties, New Mexico; approximately $730,000 for acquiring acreage and drilling 10 exploration wells, seven of which were successful, in the operated Merkle area; approximately $850,000 for drilling two exploration wells and nine development wells in the Spraberry area of West Texas, eight of which were successful; approximately $510,000 to purchase additional interests in the Spraberry area; and approximately $380,000 for drilling 14 development wells in the Keystone area, all of which were successful.

In the Hudson Ranch project within the Rocky Mountain Region, HCRC incurred $340,000 on costs associated with a multi-objective exploration project generated from 120 miles of 2-D proprietary seismic data. In the Gulf Coast Region, HCRC spent approximately $945,000 on two unsuccessful exploration attempts, one unsuccessful development well, and one successful development well.

Projects begun in the fourth quarter of 1996 have cost HCRC approximately $525,000 in 1997. These costs are primarily for work in the Gulf Coast Region and in the Greater Permian Region. HCRC also incurred approximately $690,000 for miscellaneous land and geological and geophysical data.

For 1998, HCRC's capital budget, which will be paid from cash generated from operations, cash on hand and borrowings under HCRC's line of credit has been set at $21,400,000. HCRC's plans include projects in Texas, New Mexico, Colorado, North Dakota, and Montana.

See Item 2 - Properties, for further discussion of HCRC's exploration and development projects.

Long lived assets, other than oil and gas properties, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To date, the Company has not recognized any impairment losses.

The Company made an offer to repurchase odd lot holdings of 99 or fewer shares from its stockholders of record as of November 30, 1995. The offer was initially for the period from November 30, 1995 through January 5, 1996 and was subsequently extended through January 26, 1996. The Company repurchased a total of 296,607 shares through the January 26, 1996 closing date for $2,382,000 at a purchase price of $8.03 per share, of which $1,312,000 was expended during 1996.

On April 1, 1996, HCRC made another offer to purchase holdings of 99 or fewer shares from its stockholders of record as of March 25, 1996. The offer was for the period from April 1, 1996 through May 3, 1996. The Company repurchased a total of 77,790 shares at a purchase price of $11.33 per share. HCRC resold 38,895 of these shares to HEP at the price paid by HCRC for such shares, resulting in a net repurchase cost to HCRC of $438,000.

Financing

On December 23, 1997, HCRC sold $25,000,000 of 10.32% Senior Subordinated Notes ("Subordinated Notes") due December 23, 2007 to a financial institution. HCRC also sold Warrants to the lender to purchase 98,599 shares of Common Stock at an exercise price of $28.99 per share. The Subordinated Notes bear interest at the rate of 10.32% per annum on the unpaid balance, payable quarterly. Annual principal payments of $5,000,000 are due on each of December 23, 2003 through December 23, 2007.

During 1997, the Company and its banks amended their credit agreement to extend the term date of the line of credit to May 31, 1999 and to reduce the Company's borrowing base to $10,000,000. As of December 31, 1997, the Company has no borrowings against the credit line. Subsequent to December 31, 1997, HCRC repaid its contract settlement obligation of $1,039,000; therefore, HCRC's unused borrowing base totaled $10,000,000 at February 27, 1998.

Borrowings against the credit line bear interest, at the option of the Company, at either (i) the banks' Certificate of Deposit rate plus from 1.375% to 1.875%,
(ii) the Euro-Dollar rate plus from 1.25% to 1.75% or (iii) the higher of the prime rate of Morgan Guaranty Trust or the sum of one-half of 1% and the Federal funds rate, plus .75%. Interest is payable at least quarterly. The credit facility is secured by a first lien on approximately 80% in value of the Company's oil and gas properties.

HCRC has entered into contracts to swap its interest rate payments on $10,000,000 of its debt for 1998 and $5,000,000 for each of 1999 and 2000. In general, it is HCRC's goal to hedge 50% of the principal amount of its debt for the next two years and 25% for each year of the remaining term of the debt. HCRC has entered into four swaps, of which one is an interest rate collar pursuant to which it pays a floor rate of 7.55% and a ceiling rate of 9.85% and the others are interest rate swaps with fixed rates ranging from 5.75% to 6.57%. Under the swap contracts, HCRC makes interest payments on its line of credit as scheduled and receives or makes payments based on the differential between the fixed rate of the swap and a floating rate based on the three-month London Interbank Offered Rate plus a defined spread.

Historically, HCRC has not used the swaps for trading purposes, but rather for the purpose of providing a measure of predictability for a portion of HCRC's interest payments under its line of credit, which has a floating rate of interest. The swaps have been accounted for as hedges, and the amounts received or paid upon settlement of the swaps were recognized as interest expense at the time the interest payments were due. HCRC intends to continue this policy in the future. In December 1997, HCRC used a portion of the proceeds from the issuance of the Subordinated Notes mentioned above to repay its line of credit in full, which resulted in the notional amount of HCRC's interest rate swaps being unmatched by outstanding indebtedness at year end. As a result, the swaps did not qualify for hedge accounting as of December 31, 1997. The market value of the swaps as of December 31, 1997 was approximately $93,000.

Stock Split

During July 1997, the stockholders of HCRC approved an increase in the number of authorized shares of its Common Stock from 2,000,000 to 10,000,000 shares. HCRC also declared a three-for-one split of its outstanding Common Stock. The stock split was effected by issuing, as a stock dividend, two additional shares of Common Stock for each share outstanding. The stock dividend was paid on August 11 to shareholders of record on August 4. All share and per share information has been restated to reflect the three-for-one stock split.

Stock Option Plans

During 1995, the Company adopted a stock option plan covering 159,000 shares of Common Stock and granted options for all of the shares under the plan. The options were granted effective July 1, 1995 at an exercise price of $6.67 per share, which was equal to the fair market value of the Common Stock on the day preceding the date of grant. The options expire on July 1, 2005, unless sooner terminated pursuant to the provisions of the plan. During December 1996, options to purchase 1,500 shares were exercised. During 1997, options to purchase 9,270 shares were exercised.

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

Gas Balancing

HCRC uses the sales method to account for gas balancing. Under this method, HCRC recognizes revenue on all of its sales of production, and any over-production or under-production is recovered at a future date.

As of December 31, 1997, HCRC had a net over-produced position of 360,000 mcf ($781,000 valued at average annual prices). The management of HCRC believes that all future imbalances can be made up with production from existing wells or from wells which will be drilled as offsets to current producing wells and that this imbalance will not have a material effect on HCRC's results of operations, liquidity and capital resources. The reserves discussed in Item 2 and Item 8 have been reduced by 360,000 mcf in order to reflect HCRC's gas balancing position.

Recently Issued Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SAFS 130"). SAFS 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is required to adopt SFAS 130 on January 1, 1998. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 130 or the manner that will be used to disclose the required information in its financial statements.

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

Inflation and Changing Prices

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of HCRC, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and world-wide economic and political conditions, and government regulations and tax laws. Prices for both oil and gas have fluctuated from 1995 through 1997. The following table sets forth the average price received by HCRC for each of the last three years and the effects of the hedging transactions described below:

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

1997                  $19.13                   $18.87                   $2.39                     $2.17
1996                   20.96                    20.13                    2.11                      1.99
1995                   16.71                    17.10                    1.42                      1.62

The Company has entered into numerous financial contracts to hedge the price of its oil and natural gas. The purpose of the hedges is to provide protection against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing.

The following table provides a summary of the Company's financial contracts:

                                                                                 Oil
                                           Percent of Direct Production      Contract
                 Period                                 Hedged              Floor Price
                                                                             (per bbl)

                  1998                                 14%                    $14.57
                  1999                                  5%                     15.38

Between 30% and 100% of the oil volumes hedged in each year are subject to a participating hedge whereby HCRC will receive the contract price if the posted futures price is lower than the contract price, and will receive the contract price plus 25% of the difference between the contract price and the posted futures price if the posted futures price is greater than the contract price. All of the volumes hedged in each year are subject to a collar agreement whereby HCRC will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $17.00 to $18.85 per barrel.


                                        Gas
                                           Percent of Direct Production      Contract
                 Period                                 Hedged              Floor Price
                                                                             (per mcf)

                  1998                                 31%                      $1.91
                  1999                                 18%                       1.67
                  2000                                  9%                       1.86
                  2001                                  5%                       1.53



Between 0% and 37% of the gas volumes hedged in each year are subject to a collar agreement whereby HCRC will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap price is $2.93 per mcf.

During the first quarter through February 27, 1998, the weighted average oil price (for barrels not hedged) was approximately $15.57 per barrel, and the weighted average price of natural gas (for mcfs not hedged) was approximately $2.00 per mcf.

Inflation

Inflation did not have a material impact on the Company in 1997 and is not anticipated to have a material impact in 1998.

Results of Operations

The following tables are presented to contrast HCRC's revenue, expense and earnings for discussion purposes. Significant fluctuations are discussed in the accompanying narrative.

The "direct owned" column represents HCRC's direct royalty and working share interests in oil and gas properties. The "HEP" column represents HCRC's share of the results of operations of HEP. HCRC owned approximately 9% of the outstanding limited partner units of HEP through the third quarter of 1995, when HCRC's ownership increased to approximately 19%.


                                 TABLE OF HCRC EARNINGS FOR MANAGEMENT DISCUSSION
                                            (In thousands except price)

                                             For the Year Ended December 31, 1997          For the Year Ended December 31, 1996

                                                 Direct                                   Direct
                                                 Owned         HEP       Total            Owned              HEP             Total

Oil production (bbl)                              576          135         711              668              169               837
Gas production (mcf)                            5,951        2,012       7,963            6,134            2,146             8,280

Average oil price                              $18.84       $19.00      $18.87           $20.17           $19.98            $20.13
Average gas price                             $  2.14      $  2.25     $  2.17          $  1.93          $  2.15           $  1.99

Oil revenue                                   $10,851       $2,565     $13,416          $13,476         $  3,376           $16,852
Gas revenue                                    12,719        4,532      17,251           11,826            4,620            16,446
Pipeline and other revenue                      1,035          556       1,591              510              500             1,010
Interest income                                    84           69         153               28              109               137
                                                -----        -----      ------           ------            -----            ------
        Total revenue                          24,689        7,722      32,411           25,840            8,605            34,445



Production operating expense                    8,108        2,110      10,218            8,203            2,180            10,383
General and administrative expense              3,908          976       4,884            3,186              825             4,011
Interest expense                                1,675          583       2,258            1,800              730             2,530
Depreciation, depletion, and amortization       6,621        1,984       8,605            7,050            2,196             9,246
Other                                                                                        24               90               114
                                               ------        -----      ------           ------            -----            ------
                                               20,312        5,653      25,965           20,263            6,021            26,284


INCOME BEFORE INCOME TAXES                      4,377        2,069       6,446            5,577            2,584             8,161
                                               ------        -----      ------            -----            -----            ------
PROVISION (BENEFIT) FOR INCOME TAXES:
        Current                                   961                      961              301                                301
        Deferred                                 (100)                    (100)            (350)                              (350)
                                               -------                  ------             -----                             ------
                                                  861                      861              (49)                               (49)
                                               ------                   ------             -----                             ------
NET INCOME                                   $  3,516       $2,069    $  5,585           $ 5,626          $ 2,584           $ 8,210
                                               ======       ======       =====             =====            =====             =====


                                 TABLE OF HCRC EARNINGS FOR MANAGEMENT DISCUSSION
                                            (In thousands except price)
                                       For the Year Ended December 31, 1995

                                                            Direct
                                                            Owned              HEP                  Total


Oil production (bbl)                                           611              108                 719
Gas production (mcf)                                         5,725             1,346               7,071

Average oil price                                           $17.14           $16.84              $17.10
Average gas price                                           $ 1.57           $ 1.87              $ 1.62

Oil revenue                                                $10,475          $ 1,819             $12,294
Gas revenue                                                  8,972            2,517              11,489
Pipeline and other revenue                                   1,299              267               1,566
Interest income                                                100               35                 135
                                                            ------            -----              ------
         Total revenue                                      20,846            4,638              25,484


Production operating expense                                 7,191            1,323               8,514
General and administrative expense                           3,975              655               4,630
Interest expense                                             1,316              482               1,798
Depreciation, depletion, and amortization                    6,767            1,439               8,206
Impairment of oil and gas properties                         8,943              334               9,277
Other                                                          168               78                 246
                                                            ------            -----              ------
                                                            28,360            4,311              32,671


INCOME (LOSS) BEFORE INCOME TAXES                           (7,514)             327              (7,187)
                                                            -------            -----             -------
PROVISION (BENEFIT) FOR INCOME TAXES:
         Current                                                71                                   71
         Deferred                                           (2,588)                               (2,588)
                                                            -------                               ------
                                                            (2,517)                               (2,517)
                                                            -------                               ------
NET INCOME (LOSS)                                          $(4,997)        $     327            $ (4,670)
                                                            =======           ======             ========

1997 Compared to 1996

Oil Revenue

Oil revenue decreased $3,436,000 during 1997 as compared with 1996. The decrease in revenue is comprised of a decrease in price from $20.13 per barrel in 1996 to $18.87 per barrel in 1997 and a 15% decrease in oil production from 837,000 barrels in 1996 to 711,000 barrels in 1997. The decrease in production is due to the temporary shut-in of two wells in Louisiana during the second quarter of 1997 while workover procedures were performed and to normal production declines.

The effect of HCRC's hedging transactions described under "Inflation and Changing Prices" was to decrease HCRC's average oil price from $19.13 per barrel to $18.87 per barrel, resulting in a $185,000 decrease in revenue.

Gas Revenue

Gas revenue increased $805,000 during 1997 as compared with 1996. The increase is comprised of an increase in the average gas price from $1.99 per mcf in 1996 to $2.17 per mcf in 1997, partially offset by a decrease in production from 8,280,000 mcf in 1996 to 7,963,000 mcf in 1997. The decrease in production is due to the temporary shut-in of two wells in Louisiana during the second quarter of 1997 while workover procedures were performed and to normal production declines.

The effect of HCRC's hedging activity was to decrease HCRC's average gas price from $2.39 per mcf to $2.17 per mcf, resulting in a $1,752,000 decrease in revenue.

Pipeline and Other

Pipeline and other revenue consists of revenue derived from salt water disposal, incentive and tax credit payments from certain coalbed methane wells, and other miscellaneous revenue. Pipeline and other revenue increased by $581,000 during 1997 as compared with 1996, primarily due to the receipt of insurance proceeds during 1997, which reimbursed a portion of expense incurred in a prior period to settle certain litigation.

Production Operating Expense

Production operating expense decreased $165,000 during 1997 as compared to 1996. The decrease is the result of lower production taxes due to the decrease in production discussed above.

General and Administrative Expense

General and administrative expense includes costs incurred for direct administrative services such as legal, audit and reserve reports as well as allocated internal overhead incurred by HPI on behalf of the Company. These costs increased $873,000 during 1997 as compared to 1996, primarily as a result of increased performance based compensation during 1997.

Interest Expense

Interest expense represents interest expense on the Company's outstanding debt, interest incurred on the contract settlement liability related to a recoupable take-or-pay settlement received in the third quarter of 1989, and the Company's pro rata share of HEP's interest expense. The Company does not pay any of HEP's interest expense. Interest expense decreased $272,000 in 1997 as compared to 1996, primarily as a result of a lower average debt balance during 1997.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense associated with proved oil and gas properties decreased $641,000 during 1997 as compared with 1996. This decrease is due to a lower depletion rate resulting from the decreased production discussed above.

Other

Other expense for 1996 is comprised of numerous miscellaneous items, none of which is individually significant.

1996 Compared to 1995

Oil Revenue

Oil revenue increased $4,558,000 during 1996 as compared with 1995. The increase in revenue is comprised of an 18% increase in price from $17.10 per barrel in 1995 to $20.13 per barrel in 1996 and a 16% increase in oil production from 719,000 barrels in 1995 to 837,000 barrels in 1996. The increase in production is due to increased production from developmental drilling projects in West Texas, Montana and Wyoming, partially offset by normal production declines.

The effect of HCRC's hedging transactions was to decrease HCRC's average oil price from $20.96 per barrel to $20.13 per barrel, resulting in a $695,000 decrease in revenue.

Gas Revenue

Gas revenue increased $4,957,000 during 1996 as compared with 1995. The increase is comprised of a 23% increase in the average gas price from $1.62 per mcf in 1995 to $1.99 per mcf in 1996 and a 17% increase in production, from 7,071,000 mcf in 1995 to 8,280,000 mcf in 1996. The increase in production is due to increased production from developmental drilling projects in West Texas, Montana and Wyoming, partially offset by normal production declines.

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

General and Administrative Expense

General and administrative expense decreased by $619,000 during 1996 as compared to 1995, primarily as a result of decreased performance based compensation and a decrease in salaries expense and employee benefits expense due to personnel reductions during 1995.

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


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                Page

FINANCIAL STATEMENTS:

Independent Auditors' Report                                                                                        25

Consolidated Balance Sheets at December 31, 1997 and 1996                                                       26-27

     Consolidated Statements of Operations for the years ended
         December 31, 1997, 1996 and 1995                                                                           28

     Consolidated Statements of Stockholders' Equity for the years
         ended December 31, 1997, 1996 and 1995                                                                     29

     Consolidated Statements of Cash Flows for the years ended
         December 31, 1997, 1996 and 1995                                                                           30

     Notes to Consolidated Financial Statements                                                                  31-43

SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)                                                         44-47

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of Hallwood Consolidated Resources Corporation:

We have audited the consolidated financial statements of Hallwood Consolidated Resources Corporation as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, listed in the accompanying index at
Item 8. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hallwood Consolidated Resources Corporation at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Denver, Colorado
February 27, 1998



                                     HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                             CONSOLIDATED BALANCE SHEETS
                                            (In thousands except shares)

                                                                                                December 31,
                                                                                            1997             1996

CURRENT ASSETS
     Cash and cash equivalents                                                         $    4,492      $      628
     Accrued oil and gas revenues                                                           4,266           4,808
     Due from affiliates                                                                    2,418             897
     Prepaid and other assets                                                                 844             493
     Current assets of affiliates                                                           3,854           3,976
                                                                                           ------          ------
              Total current assets                                                         15,874          10,802
                                                                                           ------          ------

PROPERTY, PLANT AND EQUIPMENT, at cost
     Oil and gas properties (full cost method)
         Proved oil and gas properties                                                    294,922         278,581
         Unproved mineral interests - domestic                                              2,250           1,240
                                                                                          -------         -------
              Total                                                                       297,172         279,821

      Less - accumulated depreciation,
         depletion, amortization and impairment                                          (221,141)       (212,536)
                                                                                          --------        --------
              Net property, plant and equipment                                            76,031          67,285
                                                                                          --------        --------

OTHER ASSETS
     Deferred tax asset                                                                       450             350
     Noncurrent assets of affiliate                                                            16              31
                                                                                           ------            -----
              Total other assets                                                              466             381
                                                                                           ------             ---

TOTAL ASSETS                                                                            $  92,371        $  78,468
                                                                                           ======           ======

















                                          (Continued on the following page)



                                     HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                             CONSOLIDATED BALANCE SHEETS
                                            (In thousands except shares)

                                                                                                December 31,
                                                                                        1997             1996


CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                            3,087          $  2,273
     Current portion of contract settlement obligation                                   1,039
     Current portion of long-term debt                                                                     3,750
     Current liabilities of affiliates                                                   6,881             4,826
                                                                                        ------            ------
              Total current liabilities                                                 11,007            10,849
                                                                                        ------            ------

NONCURRENT LIABILITIES
     Contract settlement obligation                                                                          948
     Long-term debt                                                                      25,000           16,250
     Long-term obligations of affiliates                                                  7,589            7,243
     Deferred liability                                                                     89               117
                                                                                        -------           ------
              Total noncurrent liabilities                                              32,678            24,558
                                                                                        -------           ------

              Total liabilities                                                         43,685            35,407
                                                                                        ------            ------
COMMITMENTS AND CONTINGENCIES (NOTES 11 AND 14)

STOCKHOLDERS' EQUITY
     Common stock par value $.01; 10,000,000 shares
         authorized;  2,986,812 shares issued in 1997 and
         2,977,542 in 1996                                                                  30                30
     Additional paid in capital                                                         80,111            80,071
     Accumulated deficit                                                               (27,581)          (33,166)
     Treasury stock - 259,278 shares in 1997 and 1996                                   (3,874)           (3,874)
                                                                                        ------            -------
              Stockholders' Equity - net                                                48,686            43,061
                                                                                        ------            -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 92,371          $ 78,468
                                                                                       =======            ======













                                     The    accompanying  notes are an  integral
                                            part of the financial statements.


                                     HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (In thousands except per share)

                                                                      For the Years Ended December 31,
                                                                   1997             1996              1995

REVENUES:
   Oil revenue                                                    $ 13,416      $ 16,852          $ 12,294
   Gas revenue                                                      17,251        16,446            11,489
   Pipeline and other                                                1,591         1,010             1,566
   Interest                                                            153           137               135
                                                                    ------        ------            ------
                                                                    32,411        34,445            25,484
                                                                    -----         ------            ------
EXPENSES:
   Production operating                                             10,218        10,383             8,514
   General and administrative                                        4,884         4,011             4,630
   Interest                                                          2,258         2,530             1,798
   Depreciation, depletion and amortization                          8,605         9,246             8,206
   Impairment of oil and gas properties                                                              9,277
   Other                                                                             114               246
                                                                    ------        ------            ------
                                                                    25,965        26,284            32,671
                                                                    ------        ------           -------

INCOME (LOSS) BEFORE INCOME TAXES                                    6,446         8,161            (7,187)
                                                                    ------        ------           -------
PROVISION (BENEFIT) FOR INCOME TAXES:
   Current                                                             961           301                71
   Deferred                                                          (100)          (350)           (2,588)
                                                                     ------        ------           -------
                                                                       861           (49)           (2,517)
                                                                    ------        ------           -------

NET INCOME (LOSS)                                                $   5,585     $   8,210         $  (4,670)
                                                                    ======         =====            =======

NET INCOME (LOSS) PER SHARE - BASIC                              $    2.05    $     3.00        $    (1.48)
                                                                    ======         =====            =======
NET INCOME (LOSS) PER SHARE -  DILUTED                           $    1.97     $    2.91       $    (1.48)
                                                                    ======         =====            =======
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                                       2,719         2,733              3,165
                                                                    ======         =====            =======















                                     The    accompanying  notes are an  integral
                                            part of the financial statements.



                                     HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                   (In thousands)


                                                              Additional
                                             Common             Paid in           Accumulated       Treasury
                                               Stock             Capital             Deficit          Stock        Total


Balance, December 31, 1994                     $  30             $ 82,927           $(36,706)     $ (2,662)       $ 43,589

   Increase in treasury shares                                                                      (1,168)         (1,168)
   Repurchase and retirement of
        common stock                                               (1,116)                                          (1,116)
   Net loss                                                                           (4,670)                       (4,670)
                                                 ---               -------           --------      --------         -------
Balance, December 31, 1995                        30               81,811            (41,376)       (3,830)        36,635

   Increase in treasury shares                                                                         (44)            (44)
   Repurchase and retirement of
        common stock                                               (1,750)                                          (1,750)
   Exercise of common stock
        options                                                        10                                              10
   Net income                                                                          8,210                        8,210
                                                 ---               -------           --------      --------         -------
Balance, December 31, 1996                        30               80,071            (33,166)       (3,874)        43,061

   Other                                                              (21)                                             (21)
   Exercise of common stock
        options                                                        61                                              61
   Net income                                                                          5,585                        5,585
                                                 ---               -------           --------      --------         -------
Balance, December 31, 1997                      $ 30             $ 80,111           $(27,581)     $ (3,874)      $ 48,686
                                                 ===               ======            ========       =======        ======

















                                       Theaccompanying  notes  are  an  integral
                                          part of the financial statements.


                                     HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)

                                                                                    For the Years Ended December 31,
                                                                           1997             1996                 1995

       OPERATING ACTIVITIES:
          Net income (loss)                                              $  5,585         $  8,210           $ (4,670)
          Adjustments to  reconcile  net income  (loss) to net cash
               provided by operating activities:
                   Depreciation, depletion, amortization and impairment     8,605           9,246             17,483
                   Deferred income tax benefit                                (100)           (350)            (2,588)
                   Noncash interest expense                                      91             83                109
                   Recoupment of take-or-pay liability                         (28)           (110)              (168)
                   Undistributed earnings of affiliates                     (3,843)         (5,173)            (3,469)
          Changes in operating assets and liabilities provided
          (used)cash net of noncash activity:
                   Accrued oil and gas revenues                                542          (2,134)                22
                   Due from affiliates                                      (1,569)         (1,071)              (381)
                   Prepaid and other assets                                   (351)           (382)                91
                   Accounts payable and accrued liabilities                    814          (1,402)             1,877
                   Payable to affiliates                                                                         (247)
                                                                             -----           -----              ------
                        Net cash provided by operating activities            9,746           6,917              8,059
                                                                             -----           -----              ------
        INVESTING ACTIVITIES:
          Proceeds from oil and gas property sales                              40           1,368                726
          Additions to oil and gas properties                               (2,822)         (2,182)            (2,188)
          Exploration and development costs incurred                        (9,284)         (7,578)            (7,379)
          Refinance of Spraberry investment                                                 (6,338)
          Distributions received from affiliates                             1,144           1,144              1,096
          Investment in affiliates                                                                             (5,330)
                                                                           -------         -------             -------
                        Net cash used in investing activities              (10,922)        (13,586)           (13,075)
                                                                           -------         -------            --------

       FINANCING ACTIVITIES:
          Payments of long-term debt                                       (24,000)         (2,000)
          Proceeds from long-term debt                                      29,000          10,000              5,000
          Repurchase and retirement of common stock                                         (1,750)            (1,116)
          Payments on contract settlement obligation                                          (118)              (518)
          Exercise of stock options                                             61              10
          Other financing activities                                           (21)             16                 10
                                                                             -----           -----              ------
                        Net cash provided by financing activities            5,040           6,158              3,376
                                                                              -----           -----              ------
       NET INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS                                                        3,864            (511)            (1,640)

       CASH AND CASH EQUIVALENTS:

          BEGINNING OF YEAR                                                    628           1,139              2,779
                                                                              -----           -----              ------
          END OF YEAR                                                      $ 4,492         $    628           $  1,139
                                                                             =====            ======             ======


                                       Theaccompanying  notes  are  an  integral
                                          part of the financial statements.

                   HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Hallwood Consolidated Resources Corporation ("HCRC" or the "Company") is a Delaware corporation engaged in the development, production, sale of oil and gas, and in the acquisition, exploration, development and operation of oil and gas properties. The Company's properties are primarily located in the Rocky Mountain, Mid-Continent, Greater Permian and Gulf Coast regions of the United States. The principal objective of the Company is to maximize shareholder value by increasing its reserves, production and cash flow through a balanced program of development and high potential exploration drilling, as well as selective acquisitions.

Accounting Policies

Consolidation

HCRC accounts for its interest in affiliated oil and gas Companies and limited liability companies using the proportionate consolidation method of accounting. The accompanying financial statements include the activities of HCRC and its pro rata share of the activities of Hallwood Energy Partners, L. P. ("HEP").

Property, Plant and Equipment

The Company follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized in a single cost center ("full cost pool") and are amortized over the productive life of the underlying proved reserves using the units of production method. Proceeds from property sales are generally credited to the full cost pool.

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

Long lived assets other than oil and gas properties which are evaluated for impariment as described above, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To date, the Company has not recognized any impairment losses

Derivatives

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

As of December 31, 1997, HCRC had a net over-produced position of 360,000 mcf ($781,000 valued at average annual prices). Current imbalances can be made up with production from existing wells or from wells which will be drilled as offsets to current producing wells. HCRC's oil and gas reserves as of December 31, 1997 have been reduced by 360,000 mcf in order to reflect HCRC's gas balancing position.

Stock Split

During July 1997, the stockholders of HCRC approved an increase in the number of authorized shares of its Common Stock from 2,000,000 to 10,000,000 shares. HCRC also declared a three-for-one split of its outstanding Common Stock. The stock split was effected by issuing, as a stock dividend, two additional shares of Common Stock for each share outstanding. The stock dividend was paid on August 11 to shareholders of record on August 4. All share and per share information has been restated to reflect the three-for-one stock split.

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

Computation of Net Income (Loss) Per Share

During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 Earnings per Share ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share (EPS), and supersedes APB Opinion No. 15 and its related interpretations. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution, and requires dual presentation of basic and diluted EPS for all entities with complex capital structures. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion No. 15. SFAS 128 is effective for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period EPS data presented. HCRC adopted SFAS 128 effective December 31, 1997, and has restated all prior periods. EPS data presented to give retroactive effect to the new accounting standard.

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares. Diluted income (loss) per share includes the potential dilution that could occur upon exercise of the options to acquire common stock described in Note 10, and the effects of the warrants described in Note 6, computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). All share and per share information has been restated to reflect the three-for-one stock split.

The following table reconciles the number of shares outstanding used in the calculation of basic and diluted income (loss) per share.

The warrants have been ignored in the computation of diluted net income (loss) per share in all periods and the stock options have been ignored in the computation of diluted loss per share in 1995 because their inclusion would be anti-dilutive.

                                                                        Income          Shares         Per Share
                                                                           (In thousands except per Share)

For the Year Ended December 31, 1997
   Net income per share - basic                                      $  5,585            2,719            $ 2.05
   Effect of Options                                                                       116
                                                                        -----            -----              ----
     Net Income per share - diluted                                  $  5,585            2,835            $ 1.97
                                                                        ======            =====           =======
For the Year Ended December 31, 1996
   Net income per share - basic                                      $  8,210            2,733            $ 3.00
   Effect of Options                                                                        87
                                                                        -----            -----              ----
     Net Income per share - diluted                                  $  8,210            2,820            $ 2.91
                                                                        ======            =====           =======
For the Year Ended December 31, 1995
   Net loss per share - basic                                        $ (4,670)           3,165           $(1.48)
                                                                        -----            -----              ----
   Net loss per share - diluted                                      $ (4,670)           3,165           $(1.48)
                                                                       ======            =====           =======

Treasury Stock

At December 31, 1997 and 1996, the Company owns approximately 19% of the outstanding units of HEP, which owns approximately 46% of the Company's shares; consequently, the Company has an interest in 259,278 of its own shares at December 31, 1997 and 1996. These shares are treated as treasury stock in the accompanying financial statements.

Significant Customers

Both oil and natural gas are purchased by refineries, major oil companies, public utilities, industrial customers and other users and processors of petroleum products. HCRC is not confined to, nor dependent upon, any one purchaser or small group of purchasers. Accordingly, the loss of a single purchaser, or a few purchasers, would not materially affect HCRC's business because there are numerous purchasers in the areas in which HCRC sells its production. However, for the years ended December 31, 1997, 1996 and 1995, purchases by the following companies exceeded 10% of the total oil and gas revenues of the Company:


                                                                  1997            1996             1995

                  El Paso Field Services                           17%              11%
                  Williams Gas Marketing                           13%
                  Koch Oil Company                                                  23%              27%
                  Conoco Inc.                                                       13%              14%
                  Scurlock Permian Corporation                                      14%

Environmental Concerns

The Company is continually taking actions it believes are necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations. As of December 31, 1997, the Company has not been fined or cited for any environmental violations which would have a material adverse effect upon capital expenditures, earnings, cash flows or the competitive position of the Company in the oil and gas industry.

Recently Issued Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SAFS 130"). SAFS 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is required to adopt SFAS 130 on January 1, 1998. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 130 or the manner that will be used to disclose the required information in its financial statements.

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

                                                               For the Years Ended December 31,
                                                          1997              1996             1995
                                                                        (In thousands)

             Property acquisition costs                  $  3,350          $  2,830          $10,912
             Development costs                              6,531             8,617           14,766
             Exploration costs                              8,064             2,206            2,885
                                                           ------             -----           ------
                Total                                     $17,945           $13,653          $28,563
                                                           ======            ======           ======

Depreciation, depletion, amortization and property impairment related to proved oil and gas properties per equivalent barrel of production for the years ended December 31, 1997, 1996 and 1995 was $4.22, $4.17 and $6.96, respectively.

At December 31, unproved properties consist of the following:

                                      1997                 1996
                                            (In thousands)

Texas                                 $  935               $1,069
California                               447
North Dakota                             314
Other                                    554                  171
                                       -----                -----
                                      $2,250               $1,240
                                       =====                =====

NOTE 3 - PRINCIPAL ACQUISITIONS AND SALES

1997

During 1997, HCRC had no individually significant property acquisitions or sales.

1996

On July 1, 1996, HCRC and HEP completed a transaction involving the acquisition from Fuel Resources Development Co., a wholly owned subsidiary of Public Service Company of Colorado, and other interest owners of their interests in 38 coal bed methane wells located in LaPlata County, Colorado and Rio Arriba County, New Mexico. Thirty-four of the wells, were assigned to 44 Canyon LLC ("44 Canyon"), a special purpose entity owned by a large east coast financial institution. The wells qualify for tax credits under Section 29 of the Internal Revenue Code. Hallwood Petroleum, Inc. ("HPI") manages and operates the properties on behalf of 44 Canyon. The $28.4 million purchase price was funded by 44 Canyon through the sale of a volumetric production payment to an affiliate of Enron Capital & Trade Resources Corp., a subsidiary of Enron Corp., the sale of a subordinated production payment and certain other property interests for $3.45 million to an affiliate of HCRC and HEP, and additional cash contributed by the owners of 44 Canyon. The affiliate of HCRC and HEP which purchased the subordinated production payment and other property interests is owned equally by HCRC and HEP. The interests in the four wells in Rio Arriba County were acquired directly by HCRC and HEP.

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


NOTE 4 - DERIVATIVES

HCRC has entered into numerous financial contracts to hedge the price of its oil and natural gas. HCRC does not use these hedges for trading purposes, but rather for the purpose of providing a protection against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of these contracts is recognized as oil or gas revenue at the time the hedged volumes are sold.

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

The following table provides a summary of HCRC's financial contracts:

                        Oil
                                                 Quantity of Production             Contract
                         Period                             Hedged                Floor Price
                                                         (bbls)                    (per bbl)

                          1995                            220,000                    $16.93
                          1996                            219,000                     18.47
                          1997                            262,000                     17.88
                          1998                             82,000                     14.57
                          1999                             23,000                     15.38

From 1998 forward, between 30% and 100% of the oil volumes hedged in each year are subject to a participating hedge whereby HCRC will receive the contract price if the posted futures price is lower than the contract price, and will receive the contract price plus 25% of the difference between the contract price and the posted futures price if the posted futures price is greater than the contract price. From 1998 forward, all of the volumes hedged in each year are subject to a collar agreement whereby HCRC will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $17.00 to $18.85 per barrel.

                        Gas
                                                 Quantity of Production             Contract
                         Period                             Hedged                Floor Price
                                                          (mcf)                      (mcf)

                          1995                          1,792,000                        $1.84
                          1996                          2,429,000                         1.77
                          1997                          2,413,000                         1.89
                          1998                          1,979,000                         1.91
                          1999                          1,062,000                         1.67
                          2000                            450,000                         1.86
                          2001                            203,000                         1.53

From 1998 forward, between 0% and 37% of the gas volumes hedged in each year are subject to a collar agreement whereby HCRC will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap price is $2.93 per mcf.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Hallwood Petroleum, Inc. ("HPI"), an affiliated entity, manages and operates certain oil and gas properties on behalf of other joint interest owners and the Company. In such capacity, HPI pays all costs and expenses of operations and distributes all revenues associated with such properties. The Company had receivables from HPI of $2,418,000 and $897,000 as of December 31, 1997 and 1996, respectively. These amounts represent revenues net of operating costs and expenses.

The Company reimburses HPI for actual costs and expenses, which include office rent, salaries and associated overhead for personnel of HPI engaged in the acquisition and evaluation of oil and gas properties (technical expenditures which are capitalized as costs of oil and gas properties) and general and administrative and lease operating expenditures necessary to conduct the business of the Company (nontechnical expenditures which are expensed as general and administrative or production operating expense). Reimbursements during 1997, 1996 and 1995 were as follows (in thousands):


                                               Technical       Nontechnical
                                              Expenditures     Expenditures

                             1997                 $  856           $1,225
                             1996                    823            1,293
                             1995                    912            1,627

Included in the nontechnical allocation from HPI attributable to the Company's direct interest is approximately $241,000, $115,000 and $111,000 of consulting fees under a contract with The Hallwood Group Incorporated ("Hallwood"), an affiliated company, during the years ended December 31, 1997, 1996 and 1995, respectively. Also included in the nontechnical allocation is $232,000, $234,000 and $263,000 in 1997, 1996 and 1995, respectively, representing costs incurred by Hallwood and its affiliates on behalf of the Company.

During the third quarter of 1994,  HPI entered into a consulting  agreement with
its  Chairman  of  the  Board  to  provide  advisory   services   regarding  the
international activities of its affiliates. The amount of consulting fees allocated to the Company under this agreement is $125,000 in both 1996 and 1995. The agreement terminated effective December 31, 1996.


NOTE 6 - DEBT

On December 23, 1997, HCRC sold $25,000,000 of 10.32% Senior Subordinated Notes ("Subordinated Notes") due December 23, 2007 to a financial institution. HCRC also sold Warrants to the lender to purchase 98,599 shares of Common Stock at an exercise price of $28.99 per share. The Subordinated Notes bear interest at the rate of 10.32% per annum on the unpaid balance, payable quarterly. Annual principal payments of $5,000,000 are due on each of December 23, 2003 through December 23, 2007.

During 1997, the Company and its banks amended their credit agreement to extend the term date of the line of credit to May 31, 1999 and to reduce its borrowing base to $10,000,000. As of December 31, 1997, the Company has no borrowings against the credit line. Subsequent to December 31, 1997, HCRC repaid its contract settlement obligation of $1,039,000; therefore, its unused borrowing base totaled $10,000,000 at February 27, 1998.

Borrowings against the credit line bear interest, at the option of the Company, at either (i) the banks' Certificate of Deposit rate plus from 1.35% to 1.875%,
(ii) the Euro-Dollar rate plus from 1.25% to 1.75% or (iii) the higher of the prime rate of Morgan Guaranty Trust or the sum of one-half of 1% and the Federal funds rate, plus .75%. Interest is payable at least quarterly. The credit facility is secured by a first lien on approximately 80% in value of the Company's oil and gas properties. HCRC has no debt maturing within the next five years. Principal payments for the Subordinated Notes commence in 2003.

HCRC has entered into contracts to swap its interest rate payments on $10,000,000 of its debt for 1998 and $5,000,000 for each of 1999 and 2000. In general, it is HCRC's goal to hedge 50% of its debt of the principal amount of its debt for the next two years and 25% for each year of the remaining term of the debt. HCRC has entered into four swaps, of which one is an interest rate collar pursuant to which it pays a floor rate of 7.55% and a ceiling rate of 9.85% and the others are interest rate swaps with fixed rates ranging from 5.75% to 6.57%. Under the swap contracts, HCRC makes interest payments on its line of credit as scheduled and receives or makes payments based on the differential between the fixed rate of the swap and a floating rate based on the three-month London Interbank Offered Rate plus a defined spread.

Historically, HCRC has not used the swaps for trading purposes, but rather for the purpose of providing a measure of predictability for a portion of HCRC's interest payments under its line of credit, which has a floating rate of interest. The swaps have been accounted for as hedges, and the amounts received or paid upon settlement of the swaps were recognized as interest expense at the time the interest payments were due. HCRC intends to continue this policy in the future. In December 1997, HCRC used a portion of the proceeds from the issuance of the Subordinated Notes mentioned above to repay its line of credit in full, which resulted in the notional amount of HCRC's interest rate swaps being unmatched by outstanding indebtedness at year end. As a result, the swaps did not qualify for hedge accounting as of December 31, 1997. The market value of the swaps as of December 31, 1997 was approximately $93,000.


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

At December 31, 1997, the current portion of contract settlement balance consists of a payment of $1,044,000 due in February 1998, net of unaccreted discount of $5,000.


NOTE 8 - STATEMENT OF CASH FLOWS

Cash paid for interest during 1997, 1996 and 1995 was $1,434,000, $1,374,000 and $625,000, respectively. Cash paid for income taxes during 1997, 1996 and 1995 was $1,416,000, $185,000 and $122,000, respectively.

NOTE 9 - INCOME TAXES

The following is a summary of the income tax provision (benefit):

                                                                             For the Years
                                                                           Ended December 31,
                                                                1997              1996             1995
                                                                             (In thousands)

         State                                                   $ 369           $ 236           $     62
         Federal - Current                                         592              65                  9
                   Deferred                                       (100)           (350)           (2,588)
                                                                  -----           -----           -------
                      Total                                       $ 861         $  (49)          $(2,517)
                                                                   ====           =====           ======

Reconciliation's of the expected tax at the statutory tax rate to the effective tax are as follows:


                                                                                  For the Years
                                                                                Ended December 31,

                                                                    1997             1996              1995

                                                                             (In thousands)



         Expected tax expense (benefit) at the
            statutory rate                                         $ 2,192        $ 2,775          $(2,443)
         State taxes net of federal benefit                            243            156                41
         Change in valuation allowance                             (1,444)         (3,739)
         Other                                                       (130)            759             (115)
                                                                   ------          -----             ------
                 Effective tax expense (benefit)                  $    861     $    (49)            $(2,517)
                                                                    ======         =====             =======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:


                                                                           1997               1996

                      Deferred tax assets:
                         Net operating loss carryforward                    $ 2,835         $3,606
                         Capital loss carryforward                            1,889          1,688
                         Temporary differences between
                              book and tax basis of property                    461          1,235
                         Other
                                                                              -----          ------
                              Total                                           5,185          6,529

                         Valuation allowance                                 (4,735)        (6,179)
                                                                              ------         ------
                      Net deferred tax asset                                $    450       $    350
                                                                               =====         ======


The Company's net operating loss carryforwards expire between 2008 and 2010.

NOTE 10 - EMPLOYEE INCENTIVE PLANS

Every year beginning in 1992, the Company's Board of Directors has adopted an incentive plan. Each year the Board of Directors determines the percentage of HCRC's interest in the cash flow from certain wells drilled, recompleted or enhanced during the year allocated to the incentive plan for that year. The specified percentage was 2.4% for 1997 and 1996 and 1.4% for domestic wells for 1995. In 1995, HCRC also had an international incentive plan and the percentage interest in cash flow for that plan was 3%. Beginning in 1996, the domestic and international plans were combined. The specified percentage of cash flow is then allocated among certain key employees who are participants in the plan for that year. Each award under the plan (with regard to domestic properties) represents the right to receive for five years a portion of the specified share of the cash flow attributable to qualifying wells included in the plan for that year. In the sixth year after the award, the participants are each paid a share of an amount equal to a specified percentage (80% for 1997, 1996 and 1995) of the remaining net present value of the qualifying wells, and the award for that year terminates. The expenses attributable to the plans were $400,000 in 1997, $119,000 in 1996 and $147,000 in 1995 and are included in general and administrative expense in the accompanying financial statements.

During 1995, the Company adopted a stock option plan covering 159,000 shares of Common Stock and granted options for all of the shares under the plan. The options were granted effective July 1, 1995 at an exercise price of $6.67 per share, which was equal to the fair market value of the Common Stock on the day preceding the date of grant. The options expire on July 1, 2005, unless sooner terminated pursuant to the provisions of the plan. During December 1996, options to purchase 1,500 shares were exercised. During 1997, options to purchase 9,270 shares were exercised.

During the second quarter of 1997, the Company adopted a stock option plan covering 159,000 shares of Common Stock and granted options for all of the shares under the plan. The terms of this plan are generally consistent with the terms of the Company's existing 1995 Stock Option Plan. The options were granted effective June 17, 1997 at an exercise price of $20.33 per share, which was equal to the fair market value of the Common Stock on the day of grant. The options expire on June 17, 2007, unless sooner terminated pursuant to the provisions of the plan. The options are exercisable one-third on June 17, 1997, an additional one-third June 17, 1998, and the remaining one-third on June 17, 1999. In addition, the Plan provides that vesting of the options may accelerate under certain conditions.

A summary of HCRC's Option Plans and the changes therein for the years ended December 31, 1997, 1996 and 1995 follows:

                                             1997                            1996                            1995
                                                   Weighted                        Weighted                        Weighted
                                                    Average                        Average                         Average
                                                   Exercise                        Exercise                        Exercise
                                     Shares           Price         Shares           Price          Shares           Price

     Outstanding at
       beginning of year            157,500          $ 6.67           159,000         $6.67
     Granted                        159,000           20.33                                          159,000           $6.67
     Exercised                        9,270            6.67             1,500          6.67
                                    -------          ------           --------         -----        --------           ------
     Outstanding at year end        307,230          $13.74           157,500         $6.67          159,000           $6.67
                                    =======          ======           =======          ====          ========          =====

     Options exercisable at
     year end                       201,230          $10.26            104,500         $6.67         53,000           $6.67
                                    =======          ======           ========         =====

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation cost has been recognized for the Option Plan. Had compensation expense for the option plans been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, HCRC's net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below:

                                                         1997                        1996                   1995

Net income (loss):    as reported                    $5,585,000                   $8,210,000          $(4,670,000)
                      pro forma                       5,488,000                    7,975,000           (5,078,000)

Net income (loss)
  per share - basic:  as reported                         $2.05                        $3.00              $(1.48)
                      pro forma                            2.02                         2.92               (1.60)

Net income (loss)
  per share - diluted as reported                         $1.97                        $2.91             $(1.48)
                      pro forma                            1.94                         2.83              (1.60)


The fair value of the options for disclosure purposes was estimated on the date of the grant using the Black-Scholes Model with the following assumptions:

                                                                               1995 Options           1997 Options

                      Expected dividend yield                                        0%                    0%
                      Expected price volatility                                    40%                    33%
                      Risk-free interest rate                                        6.2%                   6.35%
                      Expected life of options                                     10 years                 6 years


NOTE 11 - COMMITMENTS

The Company is guarantor of 40% of the obligation under the Denver, Colorado office lease which is in the name of HPI. HEP is guarantor of the remaining 60% of the obligation. HPI leases 41,000 square feet for approximately $600,000 per year. The lease expires in 1999.


NOTE 12 - ODD LOT REPURCHASE

The Company made an offer to repurchase odd lot holdings of 99 or fewer shares from its stockholders of record as of November 30, 1995. The offer was initially for the period from November 30, 1995 through January 5, 1996 and was subsequently extended through January 26, 1996. The Company repurchased a total of 296,607 shares through the January 26, 1996 closing date. The repurchase price was $8.03 per share.

On April 1, 1996, HCRC made another offer to purchase holdings of 99 or fewer shares from its stockholders of record as of March 25, 1996. The offer was for the period from April 1, 1996 through May 3, 1996. The Company repurchased a total of 77,790 shares at a purchase price of $11.33 per share. HCRC resold 38,895 of these shares to HEP at the price paid by HCRC for such shares.

NOTE 13 - INVESTMENT IN AFFILIATED ENTITIES

HCRC accounts for its 19% investment in HEP and, in 1995, its 60% investment in Hallwood Spraberry Drilling Company, L.L.C. ("HSD") using the pro rata method of accounting. The following presents summarized financial information for HEP as of and for the years ended December 31, 1997, 1996 and 1995, and for HSD as of and for the year ended December 31, 1995. HCRC assumed direct ownership of the properties previously held by HSD effective April 1, 1996.

        HEP                                                   1997                      1996                 1995
                                                                                      (In thousands)

     Current assets                                         $  22,142               $ 20,380                $ 18,503
     Noncurrent assets                                        109,461                102,412                 106,649
     Current liabilities                                       23,115                 21,735                  22,866
     Noncurrent liabilities                                    33,166                 33,506                  41,672
     Minority interest                                          3,258                  3,336                   3,042
     Revenue                                                   45,103                 51,066                  43,780
     Net income (loss)                                         12,803                 15,726                  (9,031)




        HSD                                                                              1995

                                                                                (In thousands)

       Current assets                                                              $    629
       Noncurrent assets                                                             14,243
       Current liabilities                                                            1,900
       Noncurrent liabilities                                                        11,000
       Revenue                                                                        4,194
       Net income                                                                     1,631

No other individual entity in which HCRC owns an interest comprises in excess of 10% of the revenues, net income or assets of HCRC.


NOTE 14 - LEGAL PROCEEDINGS

On December 3, 1997, Arcadia Exploration and Production Company ("Arcadia") filed a Demand for Arbitration with the American Arbitration Association against Hallwood Consolidated Resources Corporation, Hallwood Energy Partners, L.P., E.M. Nominee Partnership Company and Hallwood Consolidated Partners, L.P. (collectively referred to herein as "Hallwood"), claiming that Hallwood breached a Purchase and Sale Agreement dated August 25, 1997, between Arcadia and HCRC and HEP. Arcadia's Demand for Arbitration seeks specific performance of the agreement which Arcadia claims requires Hallwood to purchase oil and gas properties from Arcadia for approximately $27 million. HCRC and HEP terminated the agreement because of environmental and title problems with the properties. Additionally, Arcadia seeks incidental and special damages, prejudgment interests and attorneys' fees and costs. Hallwood filed its Answering Statement and Counterclaim asserting that it properly terminated and/or rescinded the Agreement and seeking refund of Hallwood's earnest money deposit, prejudgment interest, attorneys' fees and costs. HCRC's management intends to vigorously defend the claims asserted by Arcadia and intends to vigorously pursue the counterclaim against Arcadia. This matter is currently in its preliminary stages as pre-hearing discovery has only just commenced. Thus, it is too early to predict the ultimate outcome of this arbitration proceeding.

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

                                                                               December 31, 1997

                                                                     Carrying                 Estimated Fair
                                                                      Amount                        Value
                                                                                (In thousands)
       Liabilities:
          Oil and gas hedge contracts                                $      -0-                    $  1,060
          Long-term debt                                                 25,000                      25,000

The estimated fair value of the oil and gas hedge contracts is determined by multiplying the difference between contract termination prices for oil and gas and the hedge contract price by the quantities under contract. This amount has been discounted using an interest rate that could be available to the Company.

Long-term debt is carried in the accompanying balance sheet at an amount which is a reasonable estimate of its fair value.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

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

The standardized measure of discounted future net cash flows provides a comparison of the Company's proved oil and gas reserves from year to year. Under the guidelines set forth by the Securities and Exchange Commission, the calculation is performed using year end prices. At December 31, 1997, oil and gas prices averaged $16.77 per bbl of oil and $2.20 per mcf of gas for the Company, including its interest in HEP. Future production costs are based on year end costs and include severance taxes. The present value of future cash inflows is based on a 10% discount rate. The reserve calculations using these December 31, 1997 prices result in 5.5 million bbls of oil, 76 billion cubic feet of gas and a standardized measure of $88,000,000. This standardized measure is not necessarily representative of the market value of the Company's properties.

HCRC's standardized measure of future net cash flows has been decreased by $1,935,000 at December 31, 1997 for the effect of its hedge contracts. This amount represents the difference between year end oil and gas prices and the hedge contract prices multiplied by the quantities subject to contract, discounted at 10%.



                                     HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                                 RESERVE QUANTITIES
                                                     (Unaudited)
                                                   (In thousands)

                                                                               Gas              Oil
                                                                              (Mcf)            (Bbls)

                Proved Reserves:

                   Balance, December 31, 1994                                  42,924             4,959
                        Extensions and discoveries                              7,548             2,761
                        Revisions of previous estimates                         2,790               131
                        Sales of reserves in place                                (52)             (151)
                        Purchases of reserves in place                          7,533               664
                        Production                                             (7,071)             (719)
                                                                               -------             -----
                   Balance, December 31, 1995                                  53,672             7,645

                        Extensions and discoveries                              1,947               491
                        Revisions of previous estimates                         7,701               (28)
                        Sales of reserves in place                             (1,627)             (160)
                        Purchases of reserves in place                         11,488                70
                        Production                                             (8,280)             (837)
                                                                                -------             -----
                   Balance, December 31, 1996                                  64,901             7,181

                        Extensions and discoveries                              2,894               562
                        Revisions of previous estimates                        15,261            (1,672)
                        Sales of reserves in place                               (163)               (3)
                        Purchases of reserves in place                            645               168
                        Production                                             (7,963)             (711)
                                                                               -------             -----

                   Balance, December 31, 1997                                  75,575             5,525
                                                                               ======             =====

                Proved Developed Reserves:

                   Balance, December 31, 1995                                  49,854             6,657
                                                                               ======             =====
                   Balance, December 31, 1996                                  63,044             6,431
                                                                               ======             =====
                   Balance, December 31, 1997                                  73,250             5,080
                                                                               ======             =====



                                     HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                              STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                                                     (Unaudited)
                                                   (In thousands)



                                                                         December 31,

                                                                1997              1996              1995



     Future sales                                                $227,000      $413,000             $243,000
     Future production and development costs                     (100,000)     (158,000)            (106,000)
     Provision for income tax                                      (8,000)      (30,000)              (4,000)
                                                                  --------      -------              --------
     Future cash flows                                            119,000       225,000              133,000
     10% discount to present value                                (31,000)      (91,000)             (48,000)
                                                                  --------      -------              --------
     Standardized measure of discounted future
        net cash flows                                           $ 88,000       $134,000            $  85,000
                                                                  =======        =======             =========


                                     HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                       CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                                                     (Unaudited)
                                                   (In thousands)



                                                                               For the Years Ended December 31,

                                                                           1997             1996           1995


         Standardized measure of discounted future net cash flows
            at beginning of year                                          $134,000         $ 85,000       $ 52,000
         Sales of oil and gas produced, net of
            production costs                                               (20,449)         (22,915)       (15,268)
         Net changes in prices and production costs                        (71,933)          46,516         11,325
         Extensions and discoveries net of future
            production and development costs                                 5,616            7,011         22,133
         Changes in estimated future development costs                      (6,480)          (7,292)       (15,738)
         Development costs incurred                                          6,531            8,617         14,766
         Revisions of previous quantity estimates                            4,688           10,802          3,280
         Purchase of reserves in place                                       1,482           17,061         10,571
         Sale of reserves in place                                            (162)          (3,707)          (879)
         Accretion of discount                                              13,439            8,513          5,200
         Net change in income taxes                                         16,206          (15,332)        (2,121)
         Changes in production rates and other                               5,062             (274)          (269)
         Standardized measure of discounted                                 ------          -------         -------
            future net cash flows at end of year                           $88,000         $134,000       $ 85,000
                                                                            ======          =======         =======

The standardized measure of discounted future net cash flows is calculated using year end average oil and gas prices. At December 31, 1997, oil and gas prices averaged $16.77 per bbl of oil and $2.20 per mcf of gas. If average oil and gas prices as of February 27, 1998 of $15.57 per bbl of oil and $2.00 per mcf of gas had been used in this calculation, the standardized measure of discounted future net cash flows would have been approximately 16% lower.

ITEM 9 -  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

              None.


                                                      PART III


ITEM 10 -     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              The information required by this item will be included in the definitive proxy statement of HCRC relating to HCRC's 1998 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.


ITEM 11 -     EXECUTIVE COMPENSATION

              The information required by this item will be included in the definitive proxy statement of HCRC relating to HCRC's 1998 Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.


ITEM 12 -     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              The information required by this item will be included in the definitive proxy statement of HCRC relating to HCRC's 1998 Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.


ITEM 13 -     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              The information required by this item will be included in the definitive proxy statement of HCRC relating to HCRC's 1998 Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.


                                                       PART IV


ITEM 14 -     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

              Financial Statements and Financial Statement Schedules See Index at Item 8

              Reports on Form 8-K
              No reports on Form 8-K were filed during the quarter ended December 31, 1997.

Exhibits

   (1)    3.1      Restated Certificate of Incorporation of HCRC, as
                    amended through January 21, 1992

   (1)    3.2      Bylaws of HCRC

   (2)    3.3      Amendment to Bylaws of HCRC

   (3)    3.4      Certificate of Amendment of Restated Certificate of
                            Incorporation dated November 9, 1995.

    (7)   3.5     Certificate of Amendment of Restated Certificate of
                  Incorporation, effective August 1, 1997.

          4.1     Common Stock Purchase Warrant dated December 23, 1997.

          4.2     Registration Rights Agreement dated as of December 23, 1997.

    (1)  10.1     Agreement of Limited Partnership of Hallwood
                   Consolidated Partners, L.P. (originally, agreement of HCP Acquisition, L. P.)

   (1)   10.5     Management Agreement between Hallwood Petroleum, Inc. and HCRC

   (4)   10.7     Amended and Restated  Credit  Agreement  dated as of March 31,
                   1995 among HCRC and the Banks listed therein.

         10.8 Extension of Management Agreement between HCRC and Hallwood Petroleum, Inc. dated May 1, 1997.

*   (4)  10.9     Domestic Incentive Plan between HCRC and Hallwood  Petroleum,
                   Inc. dated January 14, 1993.

*   (5)  10.10     1995 Stock Option Plan

*   (5)  10.11     1995 Stock Option Loan Program

   (7)   10.13     Second Amended and Restated Credit Agreement dated as of May
                    31, 1997.

*   (7)  10.14    1997 Stock Option Plan

*   (8)  10.15    1997 Stock Option Plan Loan Program

    (8)  10.16    Amendment No. 1 to Second Amended and Restated Credit
                   Agreement dated as of October 31, 1997.

         10.17 Subordinated Note and Warrant Purchase Agreement dated as of December 23, 1997.

         10.18 Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of December 23, 1997.

   (6)   21        Subsidiaries of Registrant

         23.1     Consent of Deloitte & Touche LLP

         23.2     Consent of Deloitte & Touche LLP

-------------------------------------
            (1) Incorporated by reference to the Registrant's Registration Statement No. 33-45729 on Form S-4 filed on February 14, 1992.
            (2)   Incorporated  by reference to the Annual  Report on Form 10-K for the year ended  December 31, 1992.
            (3) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
            (4)   Incorporated  by reference to the  Quarterly  Report on Form
                   10-Q for the quarter  ended March 31, 1995.
            (5)   Incorporated by reference to the Quarterly  Report on Form
                   10-Q for the quarter ended June 30, 1995.
            (6)   Incorporated  by reference to the Annual Report on Form 10-K for the year ended  December 31, 1995.
            (7)   Incorporated  by reference to the  Quarterly  Report on Form
                   10-Q for the quarter  ended June 30, 1997.
            (8) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

                     * Designates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   HALLWOOD CONSOLIDATED RESOURCES CORPORATION



Date:  February 27, 1998           By: /s/William L. Guzzetti
                                       William L. Guzzetti
                                       President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                       Signature                                 Capacity                                Date



       /s/Anthony J. Gumbiner                      Chairman of the Board and                       February 27, 1998
       Anthony J. Gumbiner                         Director


       /s/Brian M. Troup                           Director                                         February 27, 1998
       Brian M. Troup


       /s/John R. Isaac,Jr.                        Director                                         February 27, 1998
       John R. Isaac, Jr.



       /s/Jerry A. Lubliner                        Director                                         February 27, 1998
       Jerry A. Lubliner


       /s/Hamilton P. Schrauff                     Director                                         February 27, 1998
       Hamilton P. Schrauff


       Bill M. Van Meter                           Director                                         February 27, 1998




       /s/Robert S. Pfeiffer                       Vice President -                                 February 27, 1998
       Robert S. Pfeiffer                          Chief Financial Officer
                                                  (Principal Accounting Officer)