Form 10-Q
period 1998-03-31
HALLWOOD CONSOLIDATED RESOURCES CORP
filed 1998-05-13
CIK 883953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

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

Shares of Common Stock outstanding at May 12, 1998                     3,007,852













                                                   Page 1 of 17
PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                                  (In thousands)


                                                                      March 31,                December 31,
                                                                        1998                       1997

CURRENT ASSETS
    Cash and cash equivalents                                        $   1,978                  $   4,492
    Accrued oil and gas revenue                                          3,313                      4,266
    Due from affiliates                                                  3,797                      2,418
    Prepaid and other assets                                             1,309                        844
    Current assets of affiliates                                         3,132                      3,854
                                                                     ---------                  ---------
             Total current assets                                       13,529                     15,874
                                                                      --------                   --------

PROPERTY, PLANT AND EQUIPMENT, at cost
    Oil and gas properties (full cost method)
        Proved oil and gas properties                                  294,224                    294,922
        Unproved mineral interests - domestic                            2,426                      2,250
                                                                     ---------                  ---------
             Total                                                     296,650                    297,172

    Less - accumulated depreciation,
      depletion, amortization and impairment                          (223,672)                  (221,141)
                                                                       -------                    -------
             Net property, plant and equipment                          72,978                     76,031
                                                                      --------                   --------

OTHER ASSETS
     Deferred tax asset                                                    450                        450
     Noncurrent assets of affiliate                                         10                         16
                                                                    ----------                 ----------
             Total other assets                                            460                        466
                                                                     ---------                  ---------

TOTAL ASSETS                                                         $  86,967                  $  92,371
                                                                      ========                   ========



















                                         (Continued on the following page)


                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                           (In thousands except Shares)


                                                                                  March 31,         December 31,
                                                                                     1998               1997

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                       $   1,956         $   3,087
    Current portion of contract settlement obligation                                                    1,039
    Current liabilities of affiliates                                                  5,932             6,881
                                                                                    --------          --------
         Total current liabilities                                                     7,888            11,007
                                                                                    --------           -------

NONCURRENT LIABILITIES
    Long-term debt                                                                    23,989            25,000
    Long-term obligations of affiliates                                                4,852             7,589
    Deferred liability                                                                    82                89
                                                                                  ----------        ----------
         Total noncurrent liabilities                                                 28,923            32,678
                                                                                     -------           -------

         Total liabilities                                                            36,811            43,685
                                                                                     -------           -------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY
    Common stock par value $.01; 10,000,000 shares
       authorized; 3,007,852 shares issued in 1998 and
       2,986,812 shares issued in 1997                                                    30                30
    Additional paid-in-capital                                                        81,256            80,111
    Accumulated deficit                                                              (27,266)          (27,581)
    Treasury stock - 258,395 shares in 1998 and 259,278 shares in 1997                (3,864)           (3,874)
                                                                                    --------          --------
         Stockholders' equity - Net                                                   50,156            48,686
                                                                                     -------           -------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 86,967          $ 92,371
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


                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                       (In thousands except per Share data)


                                                                                For the Three Months Ended
                                                                                        March 31,
                                                                              1998                      1997

REVENUES:
    Gas revenue                                                            $  4,312                    $  4,774
    Oil revenue                                                               2,745                       3,914
    Pipeline and other                                                          320                         407
    Interest income                                                              85                          40
                                                                          ---------                   ---------
                                                                              7,462                       9,135
                                                                            -------                     -------

EXPENSES:
   Production operating                                                       2,763                       2,515
   General and administrative                                                   909                         901
   Interest                                                                     821                         596
   Depreciation, depletion and amortization                                   2,531                       2,067
                                                                            -------                     -------
                                                                              7,024                       6,079
                                                                            -------                     -------

INCOME BEFORE INCOME TAXES                                                      438                       3,056
                                                                            -------                     -------

PROVISION FOR INCOME TAXES:
   Current                                                                      123                          91
                                                                            -------                   ---------

NET INCOME                                                                 $    315                    $  2,965
                                                                            =======                     =======

NET INCOME PER SHARE - BASIC                                             $      .11                   $    1.09
                                                                          =========                    ========

NET INCOME PER SHARE - DILUTED                                           $      .11                   $    1.05
                                                                          =========                    ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                                              2,740                       2,718
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


                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (In thousands)


                                                                           For the Three Months Ended
                                                                                   March 31,
                                                                         1998                      1997

OPERATING ACTIVITIES:
    Net income                                                         $    315                  $  2,965
    Adjustments to reconcile net income
      to net cash provided by operating activities:
        Depreciation, depletion and amortization                          2,531                     2,067
        Amortization of deferred loan costs and warrants                     50
        Noncash interest expense                                              6                        21
        Undistributed earnings of affiliates                               (698)                   (1,407)
        Recoupment of take-or-pay liability                                  (7)                       (7)

    Changes in  assets  and  liabilities  provided  (used)  cash net of  noncash activity:
        Accrued oil and gas sales                                           953                     1,147
        Due from affiliates                                              (1,057)                     (409)
        Prepaid and other assets                                           (494)                     (139)
        Accounts payable and accrued liabilities                         (1,131)                     (772)
                                                                        -------                  --------
                Net cash provided by operating activities                   468                     3,466
                                                                        -------                   -------

INVESTING ACTIVITIES:
    Additions to oil and gas properties                                    (115)                     (162)
    Exploration and development costs incurred                           (2,221)                   (1,197)
    Distributions received from affiliates                                  286                       286
    Other                                                                                              (4)
                                                                    -----------                ----------
                Net cash used in investing activities                    (2,050)                   (1,077)
                                                                        -------                   -------

FINANCING ACTIVITIES:
    Exercise of stock options                                               113
    Payments on contract settlement obligation                           (1,045)
                Net cash used in financing activities                      (932)
                                                                       --------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                           (2,514)                     2,389

CASH AND CASH EQUIVALENTS:

BEGINNING OF PERIOD                                                       4,492                        628
                                                                        -------                    -------

END OF PERIOD                                                          $  1,978                   $  3,017
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

The interim financial data in the accompanying financial statements are unaudited; however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's December 31, 1997 Annual Report on Form 10-K.


NOTE 2    -   ACCOUNTING POLICIES

Consolidation

The Company accounts for its interest in affiliated oil and gas partnerships and limited liability companies using the proportionate consolidation method of accounting. The accompanying financial statements include the activities of the Company and its pro rata share of the activities of Hallwood Energy Partners, L.P. ("HEP").

Treasury Stock

At March 31, 1998 and December 31, 1997, the Company owned approximately 19% of the outstanding units of HEP which owns approximately 46% of the Company's common stock; consequently, the Company had an interest in 258,395 and 259,278 of its own shares at March 31, 1998 and December 31, 1997, respectively. These shares are treated as treasury stock in the accompanying financial statements.

Computation of Net Income Per Share

During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 Earnings per Share ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share (EPS), and supersedes APB Opinion No. 15 and its related interpretations. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution, and requires dual presentation of basic and diluted EPS for all entities with complex capital structures. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion No. 15. SFAS 128 is effective for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period EPS data presented. HCRC adopted SFAS 128 effective December 31, 1997, and has restated all prior period EPS data presented to give retroactive effect to the new accounting standard.

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the periods. Diluted income per share includes the potential dilution that could occur upon exercise of outstanding options to acquire common stock, and the effects of the warrants described in Note 3, computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). All share and per share information has been restated to reflect the three-for-one stock split described in Note 5.

The following table reconciles the number of shares outstanding used in the calculation of basic and diluted income per share. The warrants, described in
Note 3, have been ignored in the computation of diluted net income because their inclusion would be anti-dilutive.

                                                                        Income          Shares         Per Share
                                                                           (In thousands except per Share)

For the Quarter Ended March 31, 1998
   Net income per share - basic                                      $    315            2,740             $ .11
                                                                                                            ====
   Effect of Options                                                                        81
                                                                 --------------         ------
     Net Income per share - diluted                                  $    315            2,821             $ .11
                                                                      =======            =====              ====

For the Quarter Ended March 31, 1997
   Net income per share - basic                                      $  2,965            2,718             $1.09
                                                                                                            ====
   Effect of Options                                                                       116
                                                                 -------------          ------
     Net Income per share - diluted                                  $  2,965            2,834             $1.05
                                                                      =======            =====              ====

Recently Issued Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SAFS 130"). SAFS 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted SFAS 130 on January 1, 1998. The Company does not have any items of other comprehensive income for the three month periods ended March 31, 1998 and 1997. Therefore, total comprehensive income was the same as net income for those periods.

Reclassifications

Certain reclassifications have been made to the prior amounts to conform to the classifications used in the current period.


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

The proceeds from the Subordinated Notes were allocated to the Subordinated Notes and to the Warrants based upon the relative fair values of the Subordinated Notes without the Warrants and of the Warrants themselves at the time of issuance. The allocated value of the Warrants of $1,032,000 was recorded as paid-in-capital. The discount on the Subordinated Notes will be amortized over the term of the Subordinated Notes using the interest method of amortization.

During 1997, the Company and its banks amended the Company's Credit Agreement to extend the maturity date to May 31, 1999 and to reduce its borrowing base to $10,000,000. As of March 31, 1998, the Company had no borrowings against the credit line. HCRC's unused borrowing base totaled $10,000,000 at May 12, 1998. When the acquisition of the volumetric production payment described in Note 7 is consummated, HCRC's borrowing base will increase to $22,000,000.

Borrowings against the credit line bear interest, at the option of the Company, at either (i) the banks' Certificate of Deposit rate plus from 1.375% to1.875%,
(ii) the Euro-Dollar rate plus from 1.25% to 1.75% or (iii) the higher of the prime rate of Morgan Guaranty Trust or the sum of one-half of 1% plus the Federal funds rate, plus .75%. Interest is payable at least quarterly. The credit facility is secured by a first lien on approximately 80% in value of the Company's oil and gas properties.


NOTE 4    -   STATEMENTS OF CASH FLOWS

Cash paid for interest during the three months ended March 31, 1998 and 1997 was $645,000 and $402,000, respectively.


NOTE 5    -   STOCK SPLIT

During July 1997, the stockholders of HCRC approved an increase in the number of authorized shares of its Common Stock from 2,000,000 shares to 10,000,000 shares. HCRC also declared a three-for-one split of its outstanding Common Stock. The stock split was effected by issuing, as a stock dividend, two additional shares of Common Stock for each share outstanding. The stock dividend was paid on August 11 to shareholders of record on August 4. All share and per share information has been restated to reflect the three-for-one stock split.


NOTE 6    -   LEGAL PROCEEDINGS

On December 3, 1997, Arcadia Exploration and Production Company ("Arcadia") filed a Demand for Arbitration with the American Arbitration Association against Hallwood Consolidated Resources Corporation, Hallwood Energy Partners, L.P., E.M. Nominee Partnership Company and Hallwood Consolidated Partners, L.P. (collectively referred to herein as "Hallwood"), claiming that Hallwood breached a Purchase and Sale Agreement dated August 25, 1997, between Arcadia and HCRC and HEP. Arcadia's Demand for Arbitration seeks specific performance of the agreement which Arcadia claims requires Hallwood to purchase oil and gas properties from Arcadia for approximately $27 million. HCRC and HEP terminated the agreement because of environmental and title problems with the properties. Additionally, Arcadia seeks incidental and special damages, prejudgment interest and attorneys' fees and costs. Hallwood filed its Answering Statement and
Counterclaim asserting that it properly terminated and/or rescinded the Agreement and seeking refund of Hallwood's earnest money deposit, prejudgment interest, attorneys' fees and costs. HCRC's management intends to vigorously defend the claims asserted by Arcadia and intends to vigorously pursue the counterclaim against Arcadia. This matter is currently set for hearing before the arbitrators in May 1998.

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


NOTE  -   7   SUBSEQUENT EVENT

On May 8, 1998, HCRC signed an agreement to purchase a volumetric production payment in 34 coal bed methane wells located in La Plata County, Colorado. HCRC plans to fund its $17,257,000 share of the acquisition price from operating cash flow and borrowings under its Credit Agreement. The production payment will be owned by a limited liability company owned equally by HCRC and its affiliate HEP. The acquisition is scheduled to close at the end of May. HCRC's lenders have agreed to increase HCRC's borrowing base under its Credit Agreement to $22,000,000 when the acquisition is consummated.


ITEM 2    -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash Flow

The Company generated $468,000 of cash flow from operating activities during the first three months of 1998. The other primary cash inflow was $286,000 in distributions received from affiliates. Cash was primarily used for additions to property and exploration and development costs of $2,336,000 and for payments on contract settlement obligation of $1,045,000 for the three months ended March 31, 1998, resulting in a $2,514,000 decrease in cash from $4,492,000 at December 31, 1997 to $1,978,000 at March 31, 1998.

Exploration and Development Projects

Through March 31, 1998, HCRC incurred $2,336,000 in direct property additions and exploration and development costs. The costs were comprised of approximately $2,221,000 for domestic exploration and development expenditures and approximately $115,000 for property acquisitions. HCRC anticipates an active capital expenditure program during the remainder of 1998. HCRC's 1998 capital budget has been set at $21,426,000 and will include projects in more than 35 areas, including 164 potential development, exploration and seismic projects. A description of significant exploration and development projects to date in 1998 follows.

Greater Permian Region

During the first quarter of 1998, HCRC expended approximately $1,385,000 of its capital budget in the Greater Permian Region located in Texas and Southeast New Mexico. HCRC spent approximately $220,000 drilling nine development wells and four exploration wells, and acquiring undeveloped acreage and geological and geophysical data. Seven (54%) of the wells drilled were successful. A discussion of several of the larger projects within the Region follows.

HCRC spent approximately $50,000 successfully recompleting four wells in the Carlsbad/Catclaw Draw areas in Lea, Eddy and Chaves Counties, New Mexico.

In 1997, HCRC acquired 74 square miles of proprietary 3-D seismic data in Jones, Taylor and Nolan Counties, Texas, in a project area which originated in 1995. In 1997, HCRC drilled 10 exploration wells, seven of which were successful. During the first quarter of 1998, HCRC continued work in the area by drilling two exploration wells, one of which is successful. Seven additional exploration projects are in progress. HCRC incurred costs in this area of approximately $595,000 in 1998.

In 1997, HCRC purchased an interest in proprietary 3-D seismic data and selected acreage within an 85 square mile area. During first quarter of 1998, HCRC attempted completion on one exploration well began in 1997 and drilled one additional development well. Both wells were unsuccessful. HCRC is currently participating in the drilling of one exploration well and has incurred approximately $285,000 in this area in 1998.

HCRC has delayed drilling 16 West Texas Spraberry and Clearfork formation development wells to permit HCRC to further evaluate the effects of both lower oil prices and declining drilling costs.

Other projects begun in 1997 in the Greater Permian Region have cost HCRC approximately $380,000 during 1998.

Rocky Mountain Region

HCRC expended approximately $495,000 of its capital budget in the Rocky Mountain Region located in Colorado, Montana, North Dakota, Northwest New Mexico and Wyoming. During first quarter of 1998, HCRC spent approximately $315,000 recompleting two development wells and one exploration well. One well was successful. A discussion of the larger projects within the Region follows.

HCRC incurred approximately $100,000 on one unsuccessful recompletion attempt in San Juan County, New Mexico.

In the Lone Tree area of Montana, HCRC drilled one unsuccessful exploration well for a cost of approximately $205,000.

Development drilling is anticipated to begin on HCRC's Piceance Basin Douglas Arch properties in the second quarter of 1998. Three of the 16 identified locations will be drilled in the first segment of this project.

HCRC plans to drill three development wells in Toole County, Montana in the third quarter. HCRC has a 50% working interest in this project.

Other projects begun in 1997 in the Rocky Mountain Region have cost HCRC approximately $120,000 during 1998.

On May 8, 1998, HCRC signed an agreement to purchase a volumetric production payment in 34 coal bed methane wells located in La Plata County, Colorado. HCRC plans to fund its $17,257,000 share of the acquisition price from operating cash flow and borrowings under its Credit Agreement. The production payment will be owned by a limited liability company owned equally by HCRC and its affiliate HEP. The acquisition is scheduled to close at the end of May. HCRC's lenders have agreed to increase HCRC's borrowing base under its Credit Agreement to $22,000,000 when the acquisition is consummated.

Mid-Continent Region

HCRC expended approximately $285,000 of its capital budget in the Mid-Continent Region located in Oklahoma and Kansas.

HCRC is participating in an exploration prospect in Carter County, Oklahoma. This project is a 19,000 feet deep multi-formation structural test and is currently in the completion phase. The drilling costs during first quarter of 1998 were approximately $125,000.

Approximately $35,000 was incurred in 1998 by HCRC for the completion of one successful exploration well in the Andarko Basin area.

Other

The remaining $171,000 of HCRC's 1998 capital expenditures were devoted principally to drilling one unsuccessful exploration well in Yolo County, California and to other miscellaneous projects. HCRC is also participating in two nonoperated 3-D projects underway in nearby Solano and Colusa Counties.

Drilling is expected to begin in the third quarter on two recently defined operated exploration projects. HCRC has a 32.5% working interest in a project to evaluate the Buda, Woodbine and Dexter formations, and a 17.5% working interest in a project to test the Frio formation.

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

The proceeds from the Subordinated Notes were allocated to the Subordinated Notes and to the Warrants based upon the relative fair values of the Subordinated Notes without the Warrants and of the Warrants themselves at the time of issuance. The allocated value of the Warrants of $1,032,000 was recorded as paid-in-capital. The discount on the Subordinated Notes will be amortized over the term of the Subordinated Notes using the interest method of amortization.

During 1997, the Company and its banks amended the Company's Credit Agreement to extend the maturity date to May 31, 1999 and to reduce its borrowing base to $10,000,000. As of March 31, 1998, the Company has no borrowings against the credit line. HCRC's unused borrowing base totaled $10,000,000 at May 12, 1998. When the acquisition of the volumetric production payment described above is consummated, HCRC's borrowing base will increase to $22,000,000.

Borrowings against the credit line bear interest, at the option of the Company, at either (i) the banks' Certificate of Deposit rate plus from 1.375% to1.875%,
(ii) the Euro-Dollar rate plus from 1.25% to 1.75% or (iii) the higher of the prime rate of Morgan Guaranty Trust or the sum of one-half of 1% plus the Federal funds rate, plus .75%. Interest is payable at least quarterly. The credit facility is secured by a first lien on approximately 80% in value of the Company's oil and gas properties.

Cautionary Statement Regarding Forward Looking Statements

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

Inflation and Changing Prices

Prices

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Company, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, and government regulations and tax laws. Prices for both oil and gas fluctuated significantly throughout 1997 and through the first quarter of 1998. The following table sets forth the weighted average price received each quarter by the Company and the effects of the hedging transactions described below:


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

First quarter 1997                         $23.56               $20.49                 $2.64                $2.41
Second quarter 1997                         17.85                17.88                  1.91                 1.87
Third quarter 1997                          18.20                18.31                  2.09                 1.96
Fourth quarter 1997                         18.60                18.60                  2.72                 2.38
First quarter 1998                          14.92                15.08                  1.98                 1.93

The Company has entered into numerous financial contracts to hedge the price of its oil and natural gas. The purpose of the hedges is to provide protection against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts paid or received upon settlement of these contracts are recognized as oil or gas revenue at the time the hedged volumes are sold.

The following table provides a summary of the Company's outstanding financial contracts:

                                                      Oil
                                               Percent of Direct                Contract
              Period                           Production Hedged               Floor Price
                                                                                (per bbl)

Last nine months of 1998                                14%                      $14.57
1999                                                     5%                       15.38


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

                                                      Gas
                                               Percent of Direct                Contract
              Period                           Production Hedged               Floor Price
                                                                                (per mcf)

Last nine months of 1998                                31%                       $1.91
1999                                                    18%                        1.67
2000                                                     9%                        1.86
2001                                                     5%                        1.53


Between 0% and 37% of the gas volumes hedged in each year are subject to a collar agreement whereby HCRC will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap price is $2.93 per mcf.

During the second quarter through April 25, 1998, the weighted average oil price (for barrels not hedged) was approximately $14.25 per barrel and the weighted average price of natural gas (for mcf not hedged) was approximately $2.05 per mcf.

Inflation

Inflation is not anticipated to have a material impact on the Company in 1998.

Results of Operations

The following tables are presented to contrast HCRC's revenue, expense and earnings for discussion purposes. Significant fluctuations are discussed in the accompanying narrative.

The "direct owned" column represents HCRC's direct royalty and working interests in oil and gas properties. The "HEP" column represents HCRC's share of the results of operations of HEP; HCRC owned approximately 19% of the outstanding limited partner units of HEP during 1997 and 1998.



                                 TABLE OF HCRC EARNINGS FOR MANAGEMENT DISCUSSION
                                            (In thousands except price)



                                        For the Quarter Ended March 31, 1998         For the Quarter Ended March 31, 1997
                                        ------------------------------------         ------------------------------------
                                         Direct                                   Direct
                                         Owned         HEP      Total             Owned             HEP              Total

Gas production (mcf)                       1,673         567      2,240            1,470              509            1,979
Oil production (bbl)                         146          36        182              153               38              191

Average gas price (per mcf)              $  1.88     $  2.05    $  1.93          $  2.40          $  2.44          $  2.41
Average oil price (per bbl)               $15.03      $15.30     $15.08           $20.46           $20.63           $20.49

Gas revenue                              $ 3,151     $ 1,161    $ 4,312          $ 3,531          $ 1,243          $ 4,774
Oil revenue                                2,194         551      2,745            3,130              784            3,914
Pipeline and other                           183         137        320              267              140              407
Interest income                               60          25         85               18               22               40
                                          ------      ------    -------          -------          -------          -------

         Total revenue                     5,588       1,874      7,462            6,946            2,189            9,135
                                          ------      ------     ------           ------           ------           ------

Production operating expense               2,182         581      2,763            1,977              538            2,515
General and administrative expense           699         210        909              679              222              901
Interest expense                             699         122        821              446              150              596
Depreciation, depletion and amortization   1,939         592      2,531            1,579              488            2,067
                                          ------      ------     ------           ------          -------           ------

         Total expense                     5,519       1,505      7,024            4,681            1,398            6,079
                                          ------      ------     ------           ------           ------           ------

Income before Income Taxes                    69         369        438            2,265              791            3,056
                                         -------      ------     ------           ------          -------           ------

Provision for Income Taxes:
     Current                                 123                    123               91                                91
                                          ------                 ------          -------                           -------

         Net income (loss)                $   (54)   $   369    $   315          $ 2,174         $    791          $ 2,965
                                           ======     ======     ======           ======          =======           ======

First Quarter of 1998 Compared to first Quarter of 1997

Gas Revenue

Gas revenue decreased $462,000 during the first quarter of 1998 as compared with the first quarter of 1997. The decrease is comprised of a decrease in price from $2.41 per mcf in 1997 to $1.93 per mcf in 1998 partially offset by an increase in gas production from 1,979,000 mcf in 1997 to 2,240,000 mcf in 1998. The increase in production is primarily due to workover procedures performed during the second quarter of 1997. The effect of the Company's hedging transactions during the first quarter of 1998 was to decrease the Company's average gas price from $1.98 to $1.93 per mcf, resulting in a $112,000 decrease in revenue.

Oil Revenue

Oil revenue decreased $1,169,000 during the first quarter of 1998 as compared with the first quarter of 1997. The decrease in revenue is comprised of a decrease in oil production from 191,000 barrels in 1997 to 182,000 barrels in 1998 and a decrease in the average oil price from $20.49 per barrel in 1997 to $15.08 per barrel in 1998. The decrease in production is primarily due to normal production declines. The effect of HCRC's hedging transactions, as described under "Inflation and Changing Prices," during the first quarter of 1998, was to increase the Company's average oil price from $14.92 per barrel to $15.08 per barrel, resulting in a $29,000 increase in revenue.

Pipeline and Other

Pipeline and other revenue consists of revenue derived from salt water disposal, incentive and tax credit payments from certain coal bed methane wells and other miscellaneous items. Pipeline and other revenue decreased $87,000 during the first quarter of 1998 as compared with the first quarter of 1997 due to fluctuations in numerous miscellaneous items, none of which are individually significant.

Interest Income

Interest income increased $45,000 during the first quarter of 1998 as compared with the first quarter of 1997 due to a higher average cash balance during 1998.

Production Operating Expense

Production operating expense increased $248,000 during the first quarter of 1998 as compared with the first quarter of 1997, primarily as a result of increased maintenance activity and increased production taxes due to the increase in gas production as discussed above.

Interest Expense

Interest expense increased $225,000 during the first quarter of 1998 as compared with the first quarter of 1997 due to a higher outstanding debt during 1998.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased $464,000 primarily due to a higher depletion rate in 1998 resulting from the increase in gas production previously discussed.

PART II   -   OTHER INFORMATION


ITEM 1    -   LEGAL PROCEEDINGS

              Reference is made to Item 8 - Note 14 of Form 10-K for the year ended December 31, 1997 and Note 6 of this Form 10-Q.

ITEM 2    -   CHANGES IN SECURITIES

              None.


ITEM 3    -   DEFAULTS UPON SENIOR SECURITIES

              None.


ITEM 4    -   SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS

              On May 5, 1998, HCRC held its Annual Meeting of Shareholders at which Anthony J. Gumbiner, William L. Guzzetti, Brian M. Troup, John R. Isaac, Jr., Jerry A. Lubliner, Bill M. Van Meter and Hamilton P. Schrauff were elected directors. Following is the number of votes cast for and votes withheld for each of the directors:

           Name                    Votes For           Votes Withheld

Anthony J. Gumbiner                2,888,498                 27,628
William L. Guzzetti                2,887,926                 28,200
Brian M. Troup                     2,888,516                 27,610
John R. Isaac, Jr.                 2,887,841                 28,285
Jerry A. Lubliner                  2,888,134                 27,992
Bill M. Van Meter                  2,888,134                 27,992
Hamilton P. Schrauff               2,888,205                 27,921

                  There were no abstentions or broker non-votes.


ITEM 5    -   OTHER INFORMATION

              None.


ITEM 6    -   EXHIBITS AND REPORTS ON FORM 8-K

              None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             HALLWOOD CONSOLIDATED RESOURCES CORPORATION




Date:  May  12, 1998                 By:   /s/Thomas J. Jung
      -----------------                 -----------------------------------
                                          Thomas J. Jung, Vice President
                                            (Chief Financial Officer)