Form 10-Q
period 1998-06-30
HALLWOOD CONSOLIDATED RESOURCES CORP
filed 1998-08-14
CIK 883953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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

Shares of Common Stock outstanding at August 14, 1998                  3,007,852













                                  Page 1 of 22

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                                  (In thousands)


                                                                       June 30,                December 31,
                                                                        1998                       1997

CURRENT ASSETS
    Cash and cash equivalents                                       $    1,745                 $    4,492
    Accrued oil and gas revenue                                          3,248                      4,266
    Due from affiliates                                                  3,726                      2,418
    Prepaid and other assets                                             1,143                        844
    Current assets of affiliates                                         3,728                      3,854
                                                                     ---------                  ---------
             Total current assets                                       13,590                     15,874
                                                                      --------                   --------

PROPERTY, PLANT AND EQUIPMENT, at cost
    Oil and gas properties (full cost method)
        Proved oil and gas properties                                  318,396                    294,922
        Unproved mineral interests - domestic                            2,781                      2,250
                                                                     ---------                  ---------
             Total                                                     321,177                    297,172

    Less - accumulated depreciation,
      depletion, amortization and impairment                          (236,885)                  (221,141)
                                                                       -------                    -------
             Net property, plant and equipment                          84,292                     76,031
                                                                      --------                   --------

OTHER ASSETS
     Deferred tax asset                                                    450                        450
     Noncurrent assets of affiliate                                          6                         16
                                                                   -----------                 ----------
             Total other assets                                            456                        466
                                                                     ---------                  ---------

TOTAL ASSETS                                                         $  98,338                  $  92,371
                                                                      ========                   ========



















                                         (Continued on the following page)


                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                           (In thousands except Shares)


                                                                                   June 30,         December 31,
                                                                                     1998               1997

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                      $    2,584        $    3,087
    Current portion of long-term debt                                                  1,063
    Current portion of contract settlement obligation                                                    1,039
    Current liabilities of affiliates                                                  7,362             6,881
                                                                                   ---------         ---------
         Total current liabilities                                                    11,009            11,007
                                                                                    --------           -------

NONCURRENT LIABILITIES
    Long-term debt                                                                    39,948            25,000
    Long-term obligations of affiliates                                                7,652             7,589
    Deferred liability                                                                    75                89
                                                                                 -----------       -----------
         Total noncurrent liabilities                                                 47,675            32,678
                                                                                    --------          --------

         Total liabilities                                                            58,684            43,685
                                                                                    --------          --------

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY
    Common stock par value $.01; 10,000,000 shares
       authorized; 3,007,852 shares issued in 1998 and
       2,986,812 shares issued in 1997                                                    30                30
    Additional paid-in-capital                                                        81,283            80,111
    Accumulated deficit                                                              (37,795)          (27,581)
    Treasury stock - 258,395 shares in 1998 and 259,278 shares in 1997                (3,864)           (3,874)
                                                                                   ---------         ---------
         Stockholders' equity - Net                                                   39,654            48,686
                                                                                    --------          --------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  98,338         $  92,371
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



                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                       (In thousands except per Share data)


                                                                                For the Three Months Ended
                                                                                         June 30,
                                                                              1998                      1997

REVENUES:
   Gas revenue                                                             $  4,568                    $  3,360
   Oil revenue                                                                2,369                       2,951
   Pipeline and other                                                           564                         636
   Interest income                                                               60                          77
                                                                          ---------                   ---------
                                                                              7,561                       7,024
                                                                            -------                     -------

EXPENSES:
   Production operating                                                       2,754                       2,432
   General and administrative                                                   993                         884
   Interest                                                                     913                         566
   Depreciation, depletion and amortization                                   2,213                       1,934
   Impairment of oil and gas properties                                      11,000
   Litigation settlement of affiliate                                           113
                                                                          ---------
                                                                             17,986                       5,816
                                                                            -------                     -------

INCOME (LOSS) BEFORE INCOME TAXES                                           (10,425)                      1,208
                                                                            -------                     -------

PROVISION FOR INCOME TAXES:
   Current                                                                      104                          56
                                                                          ---------                   ---------

NET INCOME (LOSS)                                                          $(10,529)                   $  1,152
                                                                            =======                     =======

NET INCOME (LOSS) PER SHARE - BASIC                                      $    (3.83)                $       .42
                                                                          =========                  ==========

NET INCOME (LOSS) PER SHARE - DILUTED                                    $    (3.83)                $       .41
                                                                          =========                  ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                                              2,749                       2,718
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


                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                       (In thousands except per Share data)


                                                                                 For the Six Months Ended
                                                                                         June 30,
                                                                              1998                      1997

REVENUES:
   Gas revenue                                                             $  8,880                    $  8,134
   Oil revenue                                                                5,114                       6,865
   Pipeline and other                                                           884                       1,043
   Interest income                                                              145                         117
                                                                          ---------                   ---------
                                                                             15,023                      16,159
                                                                            -------                     -------

EXPENSES:
   Production operating                                                       5,517                       4,947
   General and administrative                                                 1,902                       1,785
   Interest                                                                   1,734                       1,162
   Depreciation, depletion and amortization                                   4,744                       4,001
   Impairment of oil and gas properties                                      11,000
   Litigation settlement of affiliate                                           113
                                                                          ---------
                                                                             25,010                      11,895
                                                                            -------                     -------

INCOME (LOSS) BEFORE INCOME TAXES                                            (9,987)                      4,264
                                                                            -------                     -------

PROVISION FOR INCOME TAXES:
   Current                                                                      227                         147
                                                                          ---------                    --------

NET INCOME (LOSS)                                                          $(10,214)                   $  4,117
                                                                            =======                     =======

NET INCOME (LOSS) PER SHARE - BASIC                                      $    (3.72)                  $    1.51
                                                                          =========                    ========

NET INCOME (LOSS) PER SHARE - DILUTED                                    $    (3.72)                  $    1.45
                                                                          =========                    ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                                              2,744                       2,718
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



                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (In thousands)


                                                                            For the Six Months Ended
                                                                                    June 30,
                                                                         1998                      1997

OPERATING ACTIVITIES:
    Net income (loss)                                                  $(10,214)                 $  4,117
    Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
        Depreciation, depletion and amortization                          4,744                     4,001
        Impairment of oil and gas properties                             11,000
        Amortization of deferred loan costs and warrants                     43
        Noncash interest expense                                              6                        44
        Undistributed earnings of affiliates                             (1,572)                   (2,131)
        Recoupment of take-or-pay liability                                 (14)                      (15)

    Changes in  assets  and  liabilities  provided  (used)  cash net of  noncash activity:
        Accrued oil and gas sales                                         1,018                     1,590
        Due from affiliates                                              (1,041)                     (870)
        Prepaid and other assets                                           (299)                      373
        Accounts payable and accrued liabilities                           (503)                      263
                                                                       --------                  --------
                Net cash provided by operating activities                 3,168                     7,372
                                                                        -------                   -------

INVESTING ACTIVITIES:
    Additions to oil and gas properties                                  (17,990)                  (1,498)
    Exploration and development costs incurred                            (4,692)                  (3,102)
    Proceeds from oil and gas property sales                                  90                       26
    Distributions received from affiliates                                   572                      572
    Other                                                                                             (11)
                                                                    ------------                ---------
                Net cash used in investing activities                    (22,020)                  (4,013)
                                                                         -------                  -------

FINANCING ACTIVITIES:
    Exercise of stock options                                                150
    Proceeds from long-term debt                                          17,000
    Payments on long-term debt                                                                      (3,000)
    Payments on contract settlement obligation                            (1,045)
                                                                        --------
                Net cash provided by (used in)
                    financing activities                                  16,105                    (3,000)
                                                                         -------                   -------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                            (2,747)                      359

CASH AND CASH EQUIVALENTS:

BEGINNING OF PERIOD                                                        4,492                       628
                                                                         -------                   -------

END OF PERIOD                                                           $  1,745                  $    987
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

Treasury Stock

At June 30, 1998 and December 31, 1997, the Company owned approximately 19% of the outstanding units of HEP which owns approximately 46% of the Company's common stock; consequently, the Company had an interest in 258,395 and 259,278 of its own shares at June 30, 1998 and December 31, 1997, respectively. These shares are treated as treasury stock in the accompanying financial statements.

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

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods. Diluted income (loss) per share includes the potential dilution that could occur upon exercise of outstanding options to acquire common stock, and the effects of the warrants described in Note 3, computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). All share and per share information has been restated to reflect the three-for-one stock split described in Note 5.

The following table reconciles the number of shares outstanding used in the calculation of basic and diluted income (loss) per share. The warrants, described in Note 3, have been ignored in the computation of diluted net income
(loss) per share in all periods and the stock options have been ignored in the computation of diluted loss per share in 1998 because their inclusion would be anti-dilutive.

                                                                 Income (Loss)
                                                                                        Shares         Per Share
                                                                           (In thousands except per Share)

For the Three Months Ended June 30, 1998
   Net loss per share - basic                                        $(10,529)           2,749           $(3.83)
                                                                      -------            -----            =====
     Net Loss per share - diluted                                    $(10,529)           2,749           $(3.83)
                                                                      =======            =====            =====

For the Six Months Ended June 30, 1998
   Net loss per share - basic                                        $(10,214)           2,744           $(3.72)
                                                                      -------            -----            =====
     Net Loss per share - diluted                                    $(10,214)           2,744           $(3.72)
                                                                      =======            =====            =====

For the Three Months Ended June 30, 1997
   Net income per share - basic                                      $  1,152            2,718          $    .42
                                                                                                         =======
   Effect of Options                                                                       113
                                                                 ------------           ------
     Net Income per share - diluted                                  $  1,152            2,831          $    .41
                                                                      =======            =====           =======

For the Six Months Ended June 30, 1997
   Net income per share - basic                                     $  4,117             2,718           $  1.51
                                                                                                          ======
   Effect of Options                                                                       117
                                                                 ------------           ------
     Net Income per share - diluted                                 $  4,117             2,835           $  1.45
                                                                     =======             =====            ======

Recently Issued Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted SFAS 130 on January 1, 1998. The Company does not have any items of other comprehensive income for the three and six month periods ended June 30, 1998 and 1997. Therefore, total comprehensive income (loss) was the same as net income (loss) for those periods.

During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign- currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and the resulting designation. The Company is required to adopt SFAS 133 on January 1, 2000. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 133.

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

During 1997, the Company and its banks amended the Company's Credit Agreement to extend the term date to May 31, 1999. Under the Credit Agreement, HCRC has a borrowing base of $22,000,000. The Company had amounts outstanding of $17,000,000 as of June 30, 1998. HCRC's unused borrowing base totaled $5,000,000 at August 14, 1998.

Borrowings against the credit line bear interest, at the option of the Company, at either (i) the banks' Certificate of Deposit rate plus from 1.375% to1.875%,
(ii) the Euro-Dollar rate plus from 1.25% to 1.75% or (iii) the higher of the prime rate of Morgan Guaranty Trust or the sum of one-half of 1% plus the Federal funds rate, plus .75%. The applicable interest rate was 7.2% at June 30, 1998. Interest is payable at least quarterly, and quarterly principal payments of $1,063,000 commence May 31, 1999. The credit facility is secured by a first lien on approximately 80% in value of the Company's oil and gas properties.

HCRC entered into contracts to hedge its interest rate payments on $10,000,000 of its debt for 1998 and $5,000,000 for each of 1999 and 2000. HCRC does not use the hedges for trading purposes, but rather for the purpose of providing a measure of predictability for a portion of HCRC's interest payments under its Credit Agreement, which has a floating interest rate. In general, it is HCRC's goal to hedge 50% of the principal amount of its debt under the Credit Agreement for the next two years and 25% for each year of the remaining term of the debt. HCRC has entered into four hedges, one of which is an interest rate collar pursuant to which it pays a floor rate of 7.55% and a ceiling rate of 9.85%, and the others are interest rate swaps with fixed rates ranging from 5.75% to 6.57%. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.


NOTE 4     -  STATEMENTS OF CASH FLOWS

Cash paid for interest during the six months ended June 30, 1998 and 1997 was $1,635,000 and $772,000, respectively.

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


NOTE 6     -  ACQUISITION

In July 1996, HCRC and its affiliate, HEP acquired interests in 38 wells located primarily in LaPlata County, Colorado. An unaffiliated large East Coast financial institution formed an entity to utilize the tax credits generated from the wells. The project was financed by an affiliate of Enron Corp. through a volumetric production payment. During May 1998, a limited liability company owned equally by HCRC and HEP purchased the volumetric production payment from Enron. HCRC funded its $17,257,000 share of the acquisition price from operating cash flow and borrowings under its Credit Agreement.


NOTE 7     -  IMPAIRMENT OF OIL AND GAS PROPERTIES

During the second quarter of 1998, HEP recorded an impairment of its oil and gas properties because capitalized costs at June 30, 1998 exceeded the present value (discounted at 10%) of estimated future net revenues from proved oil and gas reserves, based on prices at that date of $13.00 per barrel of oil and $1.90 per mcf of gas.


NOTE 8     -  STOCK OPTION GRANT

On May 5, 1998, HCRC granted options for 9,540 shares of Common Stock at an exercise price of $15.75 per share. These options were not granted pursuant to a previously existing plan, but are subject to terms and conditions identical to those in HCRC's 1995 Stock Option Plan. One-third of the options vest immediately, and the remainder vest one-half on the first anniversary of the date of grant and one-half on the second anniversary of the date of grant.

On May 5, 1998, HCRC also granted options for 9,540 shares of Common Stock under its 1997 Stock Option Plan at an exercise price of $15.75. One-third of the options vest immediately, and the remainder vest one-half on the first anniversary of the date of grant and one-half on the second anniversary of the date of grant.


NOTE 9     -  LEGAL PROCEEDINGS

On December 3, 1997, Arcadia Exploration and Production Company ("Arcadia") filed a Demand for Arbitration with the American Arbitration Association against Hallwood Consolidated Resources Corporation, Hallwood Energy Partners, L.P., E.M. Nominee Partnership Company and Hallwood Consolidated Partners, L.P. (collectively referred to herein as "Hallwood"), claiming that Hallwood breached a Purchase and Sale Agreement dated August 25, 1997, between Arcadia and HCRC and HEP. Arcadia's Demand for Arbitration seeks specific performance of the agreement which Arcadia claims requires Hallwood to purchase oil and gas properties from Arcadia for approximately $27 million. HCRC and HEP terminated the agreement because of environmental and title problems with the properties. Additionally, Arcadia seeks incidental and special damages, prejudgment interest and attorneys' fees and costs. Hallwood filed its Answering Statement and
Counterclaim asserting that it properly terminated and/or rescinded the Agreement and seeking refund of Hallwood's earnest money deposit, prejudgment interest, attorneys' fees and costs. This matter was heard by the arbitrators during May and July 1998. The arbitrators have not yet rendered a decision.

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
              RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash Flow

The Company generated $3,168,000 of cash flow from operating activities during the first six months of 1998. The other primary cash inflows were $17,000,000 in proceeds from long-term debt and $572,000 in distributions received from affiliates. Cash was primarily used for additions to property and exploration and development costs of $22,682,000 and for payments on contract settlement obligation of $1,045,000 for the six months ended June 30, 1998, resulting in a $2,747,000 decrease in cash from $4,492,000 at December 31, 1997 to $1,745,000 at June 30, 1998.

Exploration and Development Projects and Acquisitions


Through June 30, 1998, HCRC incurred $22,682,000 in direct property additions, development, exploitation, and exploration costs. The costs were comprised of $17,990,000 for property acquisitions and approximately $4,692,000 for domestic exploration and development expenditures. The expenditures resulted in the drilling, recompletion or workover of 26 development wells and 22 exploration wells. Twenty-four development wells (92%) and 14 exploration wells (64%) were successfully completed as producers, for an overall success rate of 79%. HCRC's 1998 capital budget was initially set at $21,426,000 but was increased to $33,426,000 to allow for the purchase of the volumetric production payment discussed below. The remaining budget for 1998 includes 39 future projects in more than 21 areas. Significant acquisition, exploration, exploitation, and development projects for 1998 are discussed below.

Rocky Mountain Region

HCRC expended approximately $18,610,000 of its capital budget in the Rocky Mountain Region located in Colorado, Montana, North Dakota, Northwest New Mexico and Wyoming. Of this amount, approximately $17,257,000 was for the purchase of the volumetric production payment discussed below. In 1998, HCRC spent approximately $1,070,000 successfully recompleting five operated development wells, drilling one unsuccessful operated exploration well, and drilling three additional operated wells which are still underway. A discussion of the major projects in the Region follows.

San Juan Basin Project - Colorado. In July 1996, HCRC and its affiliate HEP acquired interests in 38 wells located primarily in LaPlata County, Colorado. An unaffiliated large East Coast financial institution formed an entity to utilize tax credits generated from the wells. The project was financed by an affiliate of Enron Corp. through a volumetric production payment. During May 1998, a limited liability company, owned equally by HCRC and HEP purchased from Enron the volumetric production payment. HCRC funded its $17,257,000 share of the acquisition price from operating cash flow and borrowings under its Credit Agreement. At the time of the purchase, HCRC entered into a financial contract to hedge the volumes subject to the production payment at an average price of $2.11 per mmbtu. Under the terms of the original 1996 transaction, HCRC was already responsible for all costs associated with the wells. HPI has managed and operated the wells since July 1996, and has increased the wells' production from 14 to 26 mmcf per day through successful workover and gas gathering facilities improvement programs. The acquisition has increased HCRC's current average daily production by 6.75 mmcf per day.

Colorado Western Slope Project. HCRC is in the process of drilling two 5,500 foot Dakota Formation wells in the Piceance Basin in Colorado and Utah. Both wells are presently being completed, and HCRC expects to begin sales of production in the third quarter of 1998. Currently, HCRC owns an average 46% working interest in the wells. In 1998, HCRC also successfully recompleted one well in the Basin. Total costs for the three wells through June 30, 1998 are approximately $517,000. HCRC has plans to drill two more wells in 1998 depending upon drilling rig availability. Increased natural gas prices and improved stimulation technology make the Basin an attractive area for HCRC.

West Sioux Pass Prospect. In the West Sioux area of Richland County, Montana, HCRC drilled one unsuccessful 12,405 foot operated Red River Formation exploration well for a cost of approximately $252,000. HCRC continues to evaluate the project using the additional data obtained from the exploratory well.

East Kevin Field Project. Drilling is currently underway for one operated development well in the Horizontal Nisku Formation in Toole County, Montana. HCRC has a 50% working interest in the project and has spent approximately $170,000 in 1998. HCRC plans to drill two additional wells in the third quarter of 1998. HCRC will consider drilling additional locations after it evaluates the results of the first three wells.

Greater Permian Region

During the first six months of 1998, HCRC expended approximately $2,555,000 of its capital budget in the Greater Permian Region located in Texas and Southeast New Mexico. HCRC spent approximately $1,765,000 for drilling, recompletion, or workover of 17 development wells, drilling 17 exploration wells, and acquiring undeveloped acreage and geological and geophysical data. Twenty-six (76%) of the wells drilled or recompleted were successful. The major projects within the Region are discussed below.

Catclaw Draw/Carlsbad Area Projects. HCRC spent approximately $141,000 successfully recompleting six operated wells in the Carlsbad/Catclaw Draw areas in Lea, Eddy and Chaves Counties, New Mexico. HCRC incurred an additional $250,000 in 1998 for drilling costs associated with an operated 8,300 foot Delaware development well which is currently being tested. Several additional drilling locations exist in the area. HCRC plans to apply for drilling permits in 1998 and to drill the wells in 1999.

Merkle Project. In 1997, HCRC acquired 74 square miles of proprietary 3-D seismic data in Jones, Taylor and Nolan Counties, Texas, in a project area originated in 1995. Target zones in this area include the Canyon Reef, Strawn, Flippan, Tannehill, and Ellenberger Formations ranging in depth from 2,500 feet to 6,000 feet. In 1998, HCRC drilled 11 exploration wells, nine of which were successful. Costs incurred by HCRC in 1998 for the 11 wells drilled were approximately $905,000. HCRC owns an average 30% working interest in the wells. Four wells are currently underway, and HCRC has 33 potential locations for future drilling. HCRC anticipates drilling only four additional wells in the remainder of 1998 because of present low crude oil prices.

Griffin Project. In 1998, HCRC purchased land for $95,000 and incurred approximately $443,000 to drill three exploration wells and one development well in Gaines County, Texas. None of the four nonoperated 7,500 foot Leonardian Sand wells were successful. HCRC is still evaluating five prospects within this project. HCRC owns an average 25% working interest in the wells.

Gulf Coast Region

During the first six months of 1998, HCRC expended approximately $835,000 of its capital budget in the Gulf Coast Region in Louisiana and South and East Texas. The following are major projects within the Region.

Mirasoles Project. In 1998, HCRC incurred approximately $430,000 for land costs related to the Mirasoles project in Kenedy County, Texas. In the third quarter of 1998, HCRC plans to test the Frio Formation by drilling a 17,000 foot exploration well. HCRC has a 17.5% working interest in this large structural prospect defined by 63 square miles of proprietary 3-D seismic data.

Bell Project. HCRC has a 30% working interest in an operated project to evaluate the Buda, Carrizo, Woodbine, and Dexter sands in Houston County, Texas. HCRC's drilling costs in 1998 for a 9,200 foot horizontal well were approximately $350,000. The well found the shallower reservoirs to be non-productive, and HCRC is presently drilling in the Buda section. In 1998, HCRC incurred an additional $70,000 for the purchase of land.

Mid-Continent Region

HCRC expended approximately $485,000 of its capital budget in the Mid-Continent Region located in Oklahoma and Kansas. Major projects within the Region are discussed below.

Stealth Project. HCRC is participating in an Arkoma Basin exploration prospect in Carter County, Oklahoma. This nonoperated project is a 19,000 feet deep multi-formation structural test of the Hunton, Viola, Sycamore, and Springer Formations and is currently in the completion phase. The operator was unable to test the targeted Hunton and Viola Formation objectives and found that the Sycamore produced at subcommercial gas rates. The operator is evaluating a Springer recompletion. 1998 year to date drilling costs were approximately $165,000 for HCRC's 5% working interest.

El Reno Project. HCRC incurred approximately $135,000 in 1998 to complete one successful exploration well in Canadian County, Oklahoma. The well was completed in the Red Fork Formation, and HCRC has a 35% working interest.

Kansas Area. HCRC successfully recompleted two development wells in Kansas at a cost of $46,000 during 1998. Due to sustained weak crude oil prices, however, eight development projects have been deferred.

Other

The remaining $197,000 of HCRC's 1998 capital expenditures was devoted principally to drilling one unsuccessful exploration well in Yolo County, California and to other miscellaneous projects. HCRC is also participating in two nonoperated 3-D projects underway in nearby Solano and Colusa Counties, California.

Peru Block Z-3 Project. HCRC's partner on the Peruvian offshore Z-3 Block completed 1,200 miles of seismic data acquisition to supplement existing seismic data. Data processing is currently underway. HCRC has a 7.5% working interest in this project, but will not incur capital costs until actual drilling operations begin. The production-sharing contract calls for drilling operations to begin no later than January 2001.

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

During 1997, the Company and its banks amended the Company's Credit Agreement to extend the term date to May 31, 1999. Under the Credit Agreement, HCRC has a borrowing base of $22,000,000. The Company had amounts outstanding of $17,000,000 as of June 30, 1998. HCRC's unused borrowing base totaled $5,000,000 at August 14, 1998.

Borrowings against the credit line bear interest, at the option of the Company, at either (i) the banks' Certificate of Deposit rate plus from 1.375% to1.875%,
(ii) the Euro-Dollar rate plus from 1.25% to 1.75% or (iii) the higher of the prime rate of Morgan Guaranty Trust or the sum of one-half of 1% plus the Federal funds rate, plus .75%. The applicable interest rate was 7.2% at June 30, 1998. Interest is payable at least quarterly and quarterly principal payments of $1,063,000 commence May 31, 1999. The credit facility is secured by a first lien on approximately 80% in value of the Company's oil and gas properties.

HCRC entered into contracts to hedge its interest rate payments on $10,000,000 of its debt for 1998 and $5,000,000 for each of 1999 and 2000. HCRC does not use the hedges for trading purposes, but rather for the purpose of providing a measure of predictability for a portion of HCRC's interest payments under its Credit Agreement, which has a floating interest rate. In general, it is HCRC's goal to hedge 50% of the principal amount of its debt under its Credit Agreement for the next two years and 25% for each year of the remaining term of the debt. HCRC has entered into four hedges, one of which is an interest rate collar pursuant to which it pays a floor rate of 7.55% and a ceiling rate of 9.85%, and the others are interest rate swaps with fixed rates ranging from 5.75% to 6.57%. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.

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

Inflation and Changing Prices

Prices

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Company, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, and government regulations and tax laws. Prices for both oil and gas fluctuated significantly throughout 1997 and through the second quarter of 1998. The following table sets forth the weighted average price received each quarter by the Company and the effects of the hedging transactions described below:



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

First quarter 1997                         $23.56               $20.49                 $2.64                $2.41
Second quarter 1997                         17.85                17.88                  1.91                 1.87
Third quarter 1997                          18.20                18.31                  2.09                 1.96
Fourth quarter 1997                         18.60                18.60                  2.72                 2.38
First quarter 1998                          14.92                15.08                  1.98                 1.93
Second quarter 1998                         13.06                13.38                  1.90                 1.89

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

The following table provides a summary of the Company's outstanding financial contracts:

                                                      Oil
                                               Percent of Direct                Contract
              Period                           Production Hedged               Floor Price
                                                                                (per bbl)

Last six months of 1998                                 14%                      $14.57
1999                                                     5%                       15.38

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




                                                      Gas
                                               Percent of Direct                Contract
              Period                           Production Hedged               Floor Price
                                                                                (per mcf)

Last six months of 1998                                 51%                       $2.03
1999                                                    42%                        1.97
2000                                                    40%                        2.02
2001                                                    39%                        2.00
2002                                                    38%                        2.06

Between 0% and 16% of the gas volumes hedged in each year are subject to a collar agreement whereby HCRC will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap price is $2.93 per mcf.

During the third quarter through August 2, 1998, the weighted average oil price (for barrels not hedged) was approximately $12.50 per barrel and the weighted average price of natural gas (for mcf not hedged) was approximately $2.05 per mcf.

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


                TABLE OF HCRC EARNINGS FOR MANAGEMENT DISCUSSION
                           (In thousands except price)






                                           For the Quarter Ended June 30, 1998         For the Quarter Ended June 30, 1997
                                           -----------------------------------          -----------------------------------
                                             Direct                                    Direct
                                             Owned         HEP       Total             Owned             HEP              Total

Gas production (mcf)                           1,835         583       2,418            1,365              433            1,798
Oil production (bbl)                             143          34         177              134               31              165

Average gas price (per mcf)                  $  1.87     $  1.96     $  1.89          $  1.84          $  1.96          $  1.87
Average oil price (per bbl)                   $13.27      $13.88      $13.38           $17.96           $17.58           $17.88

Gas revenue                                $   3,427   $   1,141   $   4,568         $  2,513        $     847         $  3,360
Oil revenue                                    1,897         472       2,369            2,406              545            2,951
Pipeline and other                               385         179         564              442              194              636
Interest income                                   26          34          60               53               24               77
                                           ---------   ---------   ---------        ---------        ---------        ---------

         Total revenue                         5,735       1,826       7,561            5,414            1,610            7,024
                                            --------     -------    --------          -------          -------          -------

Production operating expense                   2,196         558       2,754            1,941              491            2,432
General and administrative expense               795         198         993              696              188              884
Interest expense                                 810         103         913              414              152              566
Depreciation, depletion and amortization       1,714         499       2,213            1,661              273            1,934
Impairment of oil and gas properties          11,000                  11,000
Litigation settlement of affiliate                           113         113
                                         -----------   ---------   ---------

         Total expense                        16,515       1,471      17,986            4,712            1,104            5,816
                                             -------     -------     -------          -------          -------          -------

Income (loss) before income taxes             (10,780)       355      (10,425)            702              506            1,208
                                              -------   --------      -------        --------         --------          -------

Provision for income taxes:
     Current                                     104                     104               56                                56
                                            --------               ---------        ---------                         ---------

         Net income (loss)                   $(10,884) $     355     $(10,529)       $    646        $     506         $  1,152
                                              =======   ========      =======         =======         ========          =======




                TABLE OF HCRC EARNINGS FOR MANAGEMENT DISCUSSION
                           (In thousands except price)






                                            For the Six Months Ended June 30, 1998           For the Six Months Ended June 30, 1997
                                            --------------------------------------           --------------------------------------
                                             Direct                                     Direct
                                             Owned         HEP         Total             Owned             HEP              Total

Gas production (mcf)                           3,508       1,150         4,658            2,835              942            3,777
Oil production (bbl)                             289          70           359              287               69              356

Average gas price (per mcf)                  $  1.88     $  2.00       $  1.91          $  2.13          $  2.22          $  2.15
Average oil price (per bbl)                   $14.16      $14.61        $14.25           $19.29           $19.26           $19.28

Gas revenue                                $   6,578    $  2,302     $   8,880         $  6,044         $  2,090         $  8,134
Oil revenue                                    4,091       1,023         5,114            5,536            1,329            6,865
Pipeline and other                               568         316           884              709              334            1,043
Interest income                                   86          59           145               71               46              117
                                          ----------   ---------      --------         --------         --------         --------

         Total revenue                        11,323       3,700        15,023           12,360            3,799           16,159
                                             -------     -------       -------          -------          -------          -------

Production operating expense                   4,378       1,139         5,517            3,918            1,029            4,947
General and administrative expense             1,494         408         1,902            1,375              410            1,785
Interest expense                               1,509         225         1,734              860              302            1,162
Depreciation, depletion and amortization       3,653       1,091         4,744            3,240              761            4,001
Impairment of oil and gas properties          11,000                    11,000
Litigation settlement of affiliate                           113           113
                                           ---------   ---------     ---------

         Total expense                        22,034       2,976        25,010            9,393            2,502           11,895
                                             -------     -------       -------          -------          -------          -------

Income (loss) before income taxes             (10,711)       724         (9,987)          2,967            1,297            4,264
                                              -------  ---------       --------         -------          -------          -------

Provision for income taxes:
     Current                                     227                       227              147                               147
                                           ---------                 ---------        ---------                         ---------

         Net income (loss)                   $(10,938)$      724       $(10,214)       $  2,820         $  1,297         $  4,117
                                              =======  =========        =======         =======          =======          =======

Second Quarter of 1998 Compared to the Second Quarter of 1997

Gas Revenue

Gas revenue increased $1,208,000 during the second quarter of 1998 as compared with the second quarter of 1997. The increase is comprised of an increase in price from $1.87 per mcf in 1997 to $1.89 per mcf in 1998 and an increase in gas production from 1,798,000 mcf in 1997 to 2,418,000 mcf in 1998. The increase in production is primarily due to the temporary shut-in of two wells in Louisiana during the second quarter of 1997 while workover procedures were performed.

The effect of the Company's hedging transactions, as described under "Inflation and Changing Prices," during the second quarter of 1998 was to decrease the Company's average gas price from $1.90 to $1.89 per mcf, resulting in a $24,000 decrease in revenue.

Oil Revenue

Oil revenue decreased $582,000 during the second quarter of 1998 as compared with the second quarter of 1997. The decrease in revenue is comprised of a decrease in the average oil price from $17.88 per barrel in 1997 to $13.38 per barrel in 1998, partially offset by an increase in production from 165,000 barrels in 1997 to 177,000 barrels in 1998. The increase in production is primarily due to the temporary shut-in of two wells in Louisiana during the second quarter of 1997 while workover procedures were performed.

The effect of HCRC's hedging transactions during the second quarter of 1998, was to increase the Company's average oil price from $13.06 per barrel to $13.38 per barrel, resulting in a $57,000 increase in revenue.

Pipeline and Other

Pipeline and other revenue consists of revenue derived from salt water disposal, incentive and tax credit payments from certain coal bed methane wells and other miscellaneous items. Pipeline and other revenue decreased $72,000 during the second quarter of 1998 as compared with the second quarter of 1997 due to fluctuations in numerous miscellaneous items, none of which are individually significant.

Interest Income

Interest income decreased $17,000 during the second quarter of 1998 as compared with the second quarter of 1997 due to a lower average cash balance during 1998.

Production Operating Expense

Production operating expense increased $322,000 during the second quarter of 1998 as compared with the second quarter of 1997, primarily as a result of increased production taxes due to the increase in oil and gas production as discussed above.

General and Administrative

General and administrative expense includes costs incurred for direct administrative services such as legal, audit and reserve reports as well as allocated internal overhead incurred by Hallwood Petroleum, Inc. ("HPI"), an affiliate of HCRC, which manages and operates certain oil and gas properties on behalf of the Company. These costs increased $109,000 during the second quarter of 1998 as compared with the second quarter of 1997 primarily due to an increase in salaries expense.

Interest Expense

Interest expense increased $347,000 during the second quarter of 1998 as compared with the second quarter of 1997 due to a higher outstanding debt balance during 1998.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased $279,000 primarily due to a higher depletion rate in 1998 resulting from the increase in oil and gas production previously discussed.

Impairment of Oil and Gas Properties

Impairment of oil and gas properties during the second quarter of 1998 represents the impairment recorded because capitalized costs at June 30, 1998 exceeded the present value (discounted at 10%) of estimated future net revenues from proved oil and gas reserves, based on prices at that date of $13.00 per bbl of oil and $1.90 per mcf of gas.

Litigation Settlement of Affiliate

Litigation settlement of affiliate during the second quarter of 1998 is comprised of HCRC's pro rata share of HEP's litigation settlement expense accrued for the settlement of a property related lawsuit.

First Six Months of 1998 compared to the First Six Months of 1997

The comparisons for the first six months of 1998 and the first six months of 1997 are consistent with those discussed in the second quarter of 1998 compared to the second quarter 1997 except for the following:

Gas Revenue

Gas revenue increased $746,000 during the first six months of 1998 as compared with the first six months of 1997. The increase is comprised of an increase in production from 3,777,000 mcf in 1997 to 4,658,000 mcf in 1998, partially offset by a decrease in the average price from $2.15 per mcf to $1.91 per mcf. The production increase is due to the temporary shut-in of two wells in Louisiana while workover procedures were performed during the second quarter of 1997.

The effect of HCRC's hedging transactions was to decrease HCRC's average gas price from $1.94 per mcf to $1.91 per mcf, representing a $140,000 reduction in revenue from hedging transactions.

Oil Revenue

Oil revenue decreased $1,751,000 during the first six months of 1998 as compared with the first six months of 1997. The decrease is comprised of a decrease in the average oil price from $19.28 per barrel in 1997 to $14.25 per barrel in 1998, partially offset by an increase in production from 356,000 barrels in 1997 to 359,000 barrels in 1998. The production increase is due to the temporary shut-in of two wells in Louisiana while workover procedures were performed during the second quarter of 1997.

The effect of HCRC's hedging transactions was to increase HCRC's average oil price from $13.97 per barrel to $14.25 per barrel, representing a $101,000 increase in revenues.

PART II   -   OTHER INFORMATION


ITEM 1    -   LEGAL PROCEEDINGS

              Reference is made to Item 8 - Note 14 of Form 10-K for the year ended December 31, 1997 and Note 9 of this Form 10-Q.


ITEM 2    -   CHANGES IN SECURITIES

              None.


ITEM 3    -   DEFAULTS UPON SENIOR SECURITIES

              None.


ITEM 4    -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.


ITEM 5    -   OTHER INFORMATION

              None.


ITEM 6    -   EXHIBITS AND REPORTS ON FORM 8-K

              a)  Exhibits

10.19         Option Letter to Thomas Jung dated May 5, 1998
10.20         Extension of Management Agreement between Hallwood Petroleum, Inc.
                and HEP dated May 5, 1998
27            Financial Data Schedule

              b)   Reports on Form 8-K

                  None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               HALLWOOD CONSOLIDATED RESOURCES CORPORATION




Date:  August 14,1998                 By: /s/Thomas J. Jung
                                          Thomas J. Jung, Vice President
                                           (Chief Financial Officer)