Form 10-Q
period 1998-09-30
HALLWOOD CONSOLIDATED RESOURCES CORP
filed 1998-11-16
CIK 883953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

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

Shares of Common Stock outstanding at November 13, 1998               3,007,852













                                  Page 1 of 24


PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                                  (In thousands)


                                                                     September 30,              December 31,
                                                                          1998                      1997

CURRENT ASSETS
    Cash and cash equivalents                                          $    674                  $    4,492
    Accrued oil and gas revenue                                           2,995                       4,266
    Due from affiliates                                                   4,098                       2,418
    Prepaid and other assets                                              1,452                         844
    Current assets of affiliates                                          4,361                       3,854
                                                                      ---------                   ---------
             Total current assets                                        13,580                      15,874
                                                                       --------                    --------

PROPERTY, PLANT AND EQUIPMENT, at cost
    Oil and gas properties (full cost method)
        Proved oil and gas properties                                   322,554                     294,922
        Unproved mineral interests - domestic                             2,895                       2,250
                                                                      ---------                   ---------
             Total                                                      325,449                     297,172

    Less - accumulated depreciation,
      depletion, amortization and impairment                           (243,784)                   (221,141)
                                                                        -------                     -------
             Net property, plant and equipment                           81,665                      76,031
                                                                       --------                    --------

OTHER ASSETS
     Deferred tax asset                                                     100                         450
     Noncurrent assets of affiliate                                          26                          16
                                                                    -----------                 -----------
             Total other assets                                             126                         466
                                                                     ----------                  ----------

TOTAL ASSETS                                                          $  95,371                   $  92,371
                                                                       ========                    ========



















                                         (Continued on the following page)



                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                           (In thousands except Shares)


                                                                                  September 30,      December 31,
                                                                                      1998               1997

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                       $    2,772        $    3,087
    Current portion of long-term debt                                                   3,188
    Current portion of contract settlement obligation                                                     1,039
    Current liabilities of affiliates                                                   8,244             6,881
                                                                                    ---------         ---------
         Total current liabilities                                                     14,204            11,007
                                                                                     --------          --------

NONCURRENT LIABILITIES
    Long-term debt                                                                     37,845            25,000
    Long-term obligations of affiliates                                                 7,464             7,589
    Deferred liability                                                                     67                89
                                                                                  -----------       -----------
         Total noncurrent liabilities                                                  45,376            32,678
                                                                                     --------          --------

         Total liabilities                                                             59,580            43,685
                                                                                     --------          --------

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY
    Common stock par value $.01; 10,000,000 shares
       authorized; 3,007,852 shares issued in 1998 and
       2,986,812 shares issued in 1997                                                     30                30
    Additional paid-in-capital                                                         81,283            80,111
    Accumulated deficit                                                               (41,658)          (27,581)
    Treasury stock - 258,395 shares in 1998 and 259,278 shares in 1997                 (3,864)           (3,874)
                                                                                    ---------         ---------
         Stockholders' equity - Net                                                    35,791            48,686
                                                                                     --------          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $  95,371         $  92,371
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



                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                       (In thousands except per Share data)


                                                                                 For the Three Months Ended
                                                                                        September 30,
                                                                               1998                       1997

REVENUES:
   Gas revenue                                                                $ 5,638                    $ 3,973
   Oil revenue                                                                  2,240                      3,277
   Pipeline and other                                                             891                        238
   Interest income                                                                 19                         17
                                                                            ---------                  ---------
                                                                                8,788                      7,505
                                                                               ------                     ------

EXPENSES:
   Production operating                                                         2,950                      2,576
   General and administrative                                                     964                        799
   Interest                                                                     1,154                        506
   Depreciation, depletion and amortization                                     3,299                      2,271
   Impairment of oil and gas properties                                         3,600
   Litigation                                                                     445
                                                                             --------
                                                                               12,412                      6,152
                                                                               ------                     ------

INCOME (LOSS) BEFORE INCOME TAXES                                              (3,624)                     1,353
                                                                              -------                     ------

PROVISION (BENEFIT) FOR INCOME TAXES:
   Current                                                                       (111)                       528
   Deferred                                                                       350                        (100)
                                                                             --------                     -------
                                                                                  239                        428
                                                                             --------                    -------

NET INCOME (LOSS)                                                            $ (3,863)                  $    925
                                                                              =======                    =======

NET INCOME (LOSS) PER SHARE - BASIC                                         $   (1.41)                 $     .34
                                                                             ========                   ========

NET INCOME (LOSS)  PER SHARE - DILUTED                                      $   (1.41)                 $     .33
                                                                             ========                   ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                                                2,749                      2,718
                                                                               ======                     ======














    The accompanying notes are an integral part of the financial statements.


                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                       (In thousands except per Share data)


                                                                                  For the Nine Months Ended
                                                                                       September 30,
                                                                               1998                       1997

REVENUES:
   Gas revenue                                                              $  14,518                  $  12,107
   Oil revenue                                                                  7,354                     10,142
   Pipeline and other                                                           1,767                      1,281
   Interest income                                                                164                        134
                                                                           ----------                 ----------
                                                                               23,803                     23,664
                                                                             --------                   --------

EXPENSES:
   Production operating                                                         8,467                      7,523
   General and administrative                                                   2,866                      2,584
   Interest                                                                     2,888                      1,668
   Depreciation, depletion and amortization                                     8,043                      6,272
   Impairment of oil and gas properties                                        14,600
   Litigation                                                                     550
                                                                           ----------
                                                                               37,414                     18,047
                                                                             --------                   --------

INCOME (LOSS) BEFORE INCOME TAXES                                             (13,611)                     5,617
                                                                             --------                  ---------

PROVISION FOR INCOME TAXES:
   Current                                                                        116                        675
   Deferred                                                                       350                        (100)
                                                                           ----------                   ---------
                                                                                  466                        575
                                                                           ----------                  ---------

NET INCOME (LOSS)                                                           $ (14,077)                $    5,042
                                                                             ========                  =========

NET INCOME (LOSS) PER SHARE - BASIC                                      $      (5.13)               $      1.86
                                                                          ===========                 ==========

NET INCOME (LOSS) PER SHARE - DILUTED                                    $      (5.13)               $      1.78
                                                                          ===========                 ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                                                2,746                      2,718
                                                                           ==========                  =========














    The accompanying notes are an integral part of the financial statements.



                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (In thousands)

                                                                             For the Nine Months Ended
                                                                                   September 30,
                                                                          1998                      1997

OPERATING ACTIVITIES:
    Net income (loss)                                                   $(14,077)                  $  5,042
    Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
        Depreciation, depletion and amortization                           8,043                      6,272
        Impairment of oil and gas properties                              14,600
        Amortization of deferred loan costs and
         debt discount                                                       152
        Noncash interest expense                                               6                         67
        Undistributed earnings of affiliates                              (3,397)                    (2,929)
        Deferred income tax (benefit) expense                                350                       (100)
        Recoupment of take-or-pay liability                                  (22)                       (21)

    Changes in  assets  and  liabilities  provided  (used)  cash net of  noncash activity:
        Accrued oil and gas sales                                          1,271                      1,088
        Due from affiliates                                               (1,352)                      (497)
        Prepaid and other assets                                            (695)                       456
        Accounts payable and accrued liabilities                            (315)                       165
                                                                        --------                   --------
                Net cash provided by operating activities                  4,564                      9,543
                                                                         -------                    -------

INVESTING ACTIVITIES:
    Additions to oil and gas properties                                  (19,298)                    (2,128)
    Exploration and development costs incurred                            (6,810)                    (6,538)
    Proceeds from oil and gas property sales                                  97                         26
    Distributions received from affiliates                                 1,524                        858
    Other                                                                                               (17)
                                                                    ------------                 ----------
                Net cash used in investing activities                   ( 24,487)                    (7,799)
                                                                         -------                    -------

FINANCING ACTIVITIES:
    Proceeds from long-term debt                                          17,000                       1,000
    Payments on long-term debt                                                                        (3,000)
    Payments on contract settlement obligation                            (1,045)
    Exercise of stock options                                                150
                                                                       ---------
                Net cash provided by (used in)
                    financing activities                                  16,105                      (2,000)
                                                                         -------                     -------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                                             (3,818)                      (256)

CASH AND CASH EQUIVALENTS:

BEGINNING OF PERIOD                                                         4,492                        628
                                                                          -------                   --------

END OF PERIOD                                                           $     674                  $     372
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

Treasury Stock

At September 30, 1998 and December 31, 1997, the Company owned approximately 19% of the outstanding units of HEP which owns approximately 46% of the Company's common stock; consequently, the Company had an interest in 258,395 and 259,278 of its own shares at September 30, 1998 and December 31, 1997, respectively. These shares are treated as treasury stock in the accompanying financial statements.

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

The following table reconciles the number of shares outstanding used in the calculation of basic and diluted income (loss) per share. The warrants, described in Note 3, have been ignored in the computation of diluted net income
(loss) per share in all periods and the stock options have been ignored in the computation of diluted loss per share for the three months and for the nine months ended September 30, 1998 because their inclusion would be anti-dilutive.

                                                                          Income
                                                                          (Loss)         Shares         Per Share
                                                                            (In thousands except per Share)

For the Three Months Ended September 30, 1998
   Net loss per share - basic                                           $ (3,863)         2,749           $(1.41)
                                                                         -------          -----            =====
     Net Loss per share - diluted                                       $ (3,863)         2,749           $(1.41)
                                                                         =======          =====            =====

For the Nine Months Ended September 30, 1998
   Net loss per share - basic                                           $(14,077)         2,746           $(5.13)
                                                                          ------          -----            =====
     Net Loss per share - diluted                                       $(14,077)         2,746           $(5.13)
                                                                          ======          =====            =====

For the Three Months Ended September 30, 1997
   Net income per share - basic                                        $    925           2,718           $   .34
                                                                                                           ======
   Effect of Options                                                                        128
                                                                    -----------          ------
     Net Income per share - diluted                                    $    925           2,846           $   .33
                                                                        =======           =====            ======

For the Nine Months Ended September 30, 1997
   Net income per share - basic                                       $  5,042            2,718            $ 1.86
                                                                                                            =====
   Effect of Options                                                                        121
                                                                   -----------           ------
     Net Income per share - diluted                                   $  5,042            2,839            $ 1.78
                                                                       =======            =====             =====

Recently Issued Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted SFAS 130 on January 1, 1998. The Company does not have any items of other comprehensive income for the three and nine month periods ended September 30, 1998 and 1997. Therefore, total comprehensive income (loss) was the same as net income (loss) for those periods.

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

During 1997, the Company and its banks amended the Company's Credit Agreement to extend the term date to May 31, 1999. Under the Credit Agreement, HCRC has a borrowing base of $26,500,000. The Company had amounts outstanding of $17,000,000 as of September 30, 1998. Subsequent to September 30, 1998, HCRC borrowed an additional $8,500,000 for the Arcadia acquisition described in Note 9 and for capital projects, increasing its amounts outstanding to $25,500,000. HCRC's unused borrowing base was $1,000,000 at November 13, 1998.

Borrowings against the credit line bear interest, at the option of the Company, at either (i) the banks' Certificate of Deposit rate plus from 1.375% to1.875%,
(ii) the Euro-Dollar rate plus from 1.25% to 1.75% or (iii) the higher of the prime rate of Morgan Guaranty Trust or the sum of one-half of 1% plus the Federal funds rate, plus .75%. The applicable interest rate was 7.0% at September 30, 1998. Interest is payable at least quarterly, and quarterly principal payments of $1,594,000, as adjusted for the $8,500,000 of borrowings made subsequent to September 30, 1998, commence May 31, 1999. The credit facility is secured by a first lien on approximately 80% in value of the Company's oil and gas properties.

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

Cash paid for interest during the nine months ended September 30, 1998 and 1997 was $2,349,000 and $1,080,000, respectively. Cash paid for income taxes during the nine months ended September 30, 1998 and 1997 was $155,000 and $725,000, respectively.


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

In July 1996, HCRC and its affiliate, HEP, acquired interests in 38 wells located primarily in LaPlata County, Colorado. An unaffiliated large East Coast financial institution formed an entity to utilize the tax credits generated from the wells. The project was financed by an affiliate of Enron Corp. through a volumetric production payment. During May 1998, a limited liability company owned equally by HCRC and HEP purchased the volumetric production payment from an affiliate of Enron Corp. HCRC funded its $17,257,000 share of the acquisition price from operating cash flow and borrowings under its Credit Agreement.


NOTE 7    -  IMPAIRMENT OF OIL AND GAS PROPERTIES

During the second and third quarters of 1998, HCRC recorded impairments of its oil and gas properties because capitalized costs at June 30, 1998 and September 30, 1998 exceeded the present value (discounted at 10%) of estimated future net revenues from proved oil and gas reserves, based on prices of $13.00 per barrel of oil and $1.90 per mcf of gas and $12.75 per barrel of oil and $1.80 per mcf of gas, respectively.


NOTE 8    -  STOCK OPTION GRANT

On May 5, 1998, HCRC granted options to purchase 9,540 shares of Common Stock at an exercise price of $15.75 per share which was equal to the fair market value of the Common Stock on the date of grant. These options were not granted pursuant to a previously existing plan, but are subject to terms and conditions identical to those in HCRC's 1995 Stock Option Plan. One-third of the options vest immediately, and the remainder vest one-half on the first anniversary of the date of grant and one-half on the second anniversary of the date of grant.

On May 5, 1998, HCRC also granted options to purchase 9,540 shares of Common Stock under its 1997 Stock Option Plan at an exercise price of $15.75 which was equal to the fair market value of the Common Stock on the date of grant. One-third of the options vest immediately, and the remainder vest one-half on the first anniversary of the date of grant and one-half on the second anniversary of the date of grant.

NOTE 9    -  ARBITRATION

In connection with the Demand for Arbitration filed by Arcadia Exploration and Production Company ("Arcadia") with the American Arbitration Association against Hallwood Consolidated Resources Corporation, Hallwood Energy Partners, L.P., E.M. Nominee Partnership Company and Hallwood Consolidated Partners, L.P.
(collectively referred to as "Hallwood"), the arbitrators ruled that the original agreement entered into in August 1997 to purchase oil and gas properties should proceed, with a reduction to the total purchase price of approximately $2,500,000 for title defects. The arbitrators also ruled that Arcadia was not entitled to enforce its claim that Hallwood was required to purchase an additional $8,000,000 worth of properties and denied Arcadia's claim for attorneys fees.
Arcadia's claim for interest on the adjusted purchase price is still pending.

At the end of October 1998, HCRC and its affiliate, HEP, closed the acquisition of oil and gas properties from Arcadia, including interests in approximately 570 wells, numerous proven and unproven drilling locations, exploration acreage, and 3-D seismic data. HCRC's share of the purchase price was $8,100,000. The excess of the purchase price of the properties over the estimated net revenues attributable to proved reserves, based on prices of $12.75 per barrel of oil and $1.90 per mcf of gas, was included in the determination of the impairment of HCRC's oil and gas properties in the third quarter of 1998.


NOTE 10 - LEGAL PROCEEDINGS

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
              RESULTS OF OPERATIONS

During the first nine months of 1998, HCRC had a net loss of $14,077,000, compared to a net income of $5,042,000 for the first nine months of 1997. The 1998 period includes noncash charges in the second and third quarters totaling $14,600,000 for property impairments which were taken to lower the capitalized cost of HCRC's properties.

HCRC's 1998 property impairments were recorded pursuant to ceiling test limitations required by the Securities and Exchange Commission for companies using the full cost method of accounting. The total impairment was primarily attributable to the decline in commodity prices, the difference between the purchase price negotiated in August 1997 for the Arcadia properties and the value at current prices of those properties, and the write-off of certain unproved acreage.

The weighted average prices received by HCRC for oil and gas have declined in each of the last three quarters. HCRC's hedges have mitigated the price reductions, however; HCRC's weighted average oil and gas prices, when the effects of hedging are considered, were 28% and 9% lower, respectively, for the first nine months of 1998 compared to the first nine months of 1997.

Although HCRC's production for the first nine months of 1998 was 21% greater than the prior year, and operating and general and administrative expenses were lower on a unit of production basis, net income was lower because of continued low commodity prices and costs associated with the resolution of litigation.

Liquidity and Capital Resources

Cash Flow

The Company generated $4,564,000 of cash flow from operating activities during the first nine months of 1998. The other primary cash inflows were $17,000,000 in proceeds from long-term debt and $1,524,000 in distributions received from affiliates. Cash was primarily used for additions to property and exploration and development costs of $26,108,000 and for payments on contract settlement obligation of $1,045,000 for the nine months ended September 30, 1998, resulting in a $3,818,000 decrease in cash from $4,492,000 at December 31, 1997 to $674,000 at September 30, 1998.

Exploration and Development Projects and Acquisitions

Through September 30, 1998, HCRC incurred $26,108,00 in direct property additions, development, exploitation, and exploration costs. The costs were comprised of $19,298,000 for property acquisitions and approximately $6,810,000 for domestic exploration and development. The expenditures resulted in the drilling, recompletion, or workover of 34 development wells and 26 exploration wells. Thirty-one development wells (91%) and 12 exploration wells (50%) were successfully completed as producers, for an overall success rate of 72%. HCRC's 1998 capital budget was initially set at $21,426,000 but was increased to $36,675,000. The increase allowed for the purchase of the volumetric production payment and for the purchase of oil and gas reserves through an acquisition which closed in October 1998, both of which are discussed below. The Company has deferred until 1999 certain capital expenditures originally proposed for 1998. Management believes that the Company will be able to satisfy its remaining capital commitments for 1998. The remaining budget for 1998 includes future projects in more than 10 areas. Significant acquisition, exploration, and development projects for 1998 are discussed below.

Rocky Mountain Region

HCRC expended approximately $19,725,000 of its capital budget in the Rocky Mountain Region located in Colorado, Montana, North Dakota, Northwest New Mexico and Wyoming. Of this amount, approximately $17,291,000 was for the purchase of the volumetric production payment discussed below. In 1998, HCRC spent approximately $1,560,000 expanding the New Mexico gathering system, successfully recompleting five operated development wells, drilling four successful development wells, and drilling two unsuccessful operated exploration wells. A discussion of the major projects in the Region follows.

San Juan Basin Project - Colorado. In July 1996, HCRC and its affiliate HEP acquired interests in 34 wells in LaPlata County, Colorado. An unaffiliated large East Coast financial institution formed an entity to utilize tax credits generated from the wells. The project was financed by an affiliate of Enron Corp. through a volumetric production payment. During May 1998, a limited liability company, owned equally by HCRC and HEP, purchased from the affiliate of Enron Corp. the volumetric production payment. HCRC funded its $17,291,000 share of the acquisition price from operating cash flow and borrowings under its Credit Agreement. At the time of the purchase, HCRC entered into a financial contract to hedge the volumes subject to the production payment at an average price of $2.11 per mmbtu. Under the terms of the original 1996 transaction, HCRC was already responsible for all costs associated with the wells. Hallwood Petroleum, Inc. ("HPI") has managed and operated the wells since July 1996, and has increased the wells' production from 14 to 26 mmcf per day through successful workover and gas gathering facilities improvement programs. The acquisition has increased HCRC's current average daily production by 6,750 mcf per day.

Cajon Lake Field. HCRC is currently completing the sidetracking and redrilling of a 6,000 foot Ismay formation exploration well in San Juan County, Utah. HCRC owns an approximate 15% working interest in the operated well and has incurred approximately $90,000 in 1998. Initial tests of the Ismay formation are promising, and HCRC estimates that the sale of production will begin in November 1998.

Colorado Western Slope Project. HCRC successfully completed two 5,500 foot Dakota Formation wells in the Piceance Basin in Colorado and Utah. Currently, HCRC owns an average 46% working interest in the wells. Both wells began sales of production in the third quarter of 1998 with combined initial production rates of 1,500 mcf per day. In 1998, HCRC also successfully recompleted one well in the Basin. Total costs for the three wells through September 30, 1998 are approximately $576,000.

West Sioux Pass Prospect. In the West Sioux area of Richland County, Montana, HCRC drilled one unsuccessful 12,405 foot operated Red River Formation exploration well in the first quarter of 1998. HCRC's costs in 1998 are approximately $255,000. HCRC continues to evaluate the project using the additional data obtained from the exploratory well.

East Kevin Field Project. In Toole County, Montana, HCRC drilled two successful horizontal wells to the Nisku Formation. The wells have combined initial production rates of 1,300 mcfe per day. HCRC has a 50% working interest in the projects and has spent approximately $400,000 in 1998. HCRC's third quarter 1998 drilling costs for a third well, which is currently being completed, are approximately $250,000.

Greater Permian Region

During the first nine months of 1998, HCRC expended approximately $2,521,000 of its capital budget in the Greater Permian Region located in Texas and Southeast New Mexico. HCRC spent approximately $2,026,000 for drilling, recompletion, or workover of 21 development wells and for drilling 17 exploration wells. Thirty (79%) of the wells drilled or recompleted were successful. The major projects within the Region are discussed below.

Arcadia Acquisition. In October 1998, HCRC purchased for $8,100,000 oil and gas properties, including interests in approximately 570 wells, numerous proven and unproven drilling locations, exploration acreage, and 3-D seismic data. Approximately 85% in value of the proved properties are operated by HPI. HCRC expects that the acquisition will add proven reserves of approximately 443,000 barrels of oil and 6.4 billion cubic feet of natural gas. HCRC's estimated proven reserve addition of 9.1 bcfe represents 63% of HCRC's estimated 1998 production. HCRC estimates that 1999 production will be approximately .9 bcfe.

Catclaw Draw/Carlsbad Area Projects. HCRC spent approximately $431,000 successfully recompleting six operated wells and drilling one successful development well in the Carlsbad/Catclaw Draw areas in Lea, Eddy and Chaves Counties, New Mexico.

Merkle Project. In 1997, HCRC acquired 74 square miles of proprietary 3-D seismic data in Jones, Taylor and Nolan Counties, Texas, in a project area originated in 1995. Target zones in this area include the Canyon Reef, Strawn, Flippan, Tannehill, and Ellenberger Formations ranging in depth from 2,500 feet to 6,000 feet. In 1998, HCRC drilled 11 exploration wells, nine of which were successful. Costs incurred by HCRC in 1998 for the 11 wells drilled were approximately $942,000. HCRC owns an average 30% working interest in the wells. Two wells are currently underway. Future drilling has been deferred because of current low crude oil prices.

Griffin Project. In 1998, HCRC purchased land for $103,000 and incurred costs of approximately $455,000 to drill three exploration wells and one development well in Gaines County, Texas. None of the four nonoperated 7,500 foot Leonardian Sand wells were successful. HCRC is evaluating the possibility of future exploration prospects within this project. Limited delineation drilling on previous discoveries exists in the area. HCRC owns an average 25% working interest in the prospect area.

Gulf Coast Region

During the first nine months of 1998, HCRC expended approximately $2,941,000 of its capital budget in the Gulf Coast Region in Louisiana and South and East Texas. The following are major projects within the Region. Mirasoles Project. In 1998, HCRC incurred approximately $430,000 for land costs related to the Mirasoles project in Kenedy County, Texas. HCRC also incurred approximately $600,000 in 1998 for drilling a 17,000 foot Frio Formation exploration well, which is currently underway. HCRC has a 17.5% working interest in this large structural prospect defined by 63 square miles of proprietary 3-D seismic data.

Esperanza Project. HCRC owns a 7.5% working interest in a non-operated 15,400 foot directional exploration well testing the Wilcox formation in LaVaca County, Texas. The drilling efforts were successful, and HCRC expects sales of production to begin in November 1998. Costs incurred in 1998 by HCRC are approximately $350,000 for drilling and approximately $40,000 for land.

Bell Project. HCRC has a 30% working interest in an operated project to evaluate the Buda, Carrizo, Woodbine, and Dexter sands in Houston County, Texas. HCRC's drilling costs in 1998 for a 9,200 foot horizontal well were approximately $540,000. The well encountered Buda pay and flow test rates between 3,552 and 8,239 mcf per day. Sale of production is expected to begin in December 1998, following installation of gas processing equipment. In 1998, HCRC also incurred $235,000 for land and leaseholds costs relating to the project.

Mid-Continent Region

HCRC expended approximately $490,000 of its capital budget in the Mid-Continent Region located in Oklahoma and Kansas. Major projects within the Region are discussed below.

Stealth Project. HCRC is participating in an Arkoma Basin exploration prospect in Carter County, Oklahoma. This nonoperated project is a 19,000 feet deep multi-formation structural test of the Hunton, Viola, Sycamore, and Springer Formations and is currently in the completion phase. The operator was unable to test the targeted Hunton and Viola Formation objectives because of mechanical problems and found that the Sycamore Formation produced at subcommercial gas rates. The operator is evaluating a Springer Formation completion. HCRC's 1998 year to date drilling and completion costs were approximately $165,000 for HCRC's 5% working interest.

El Reno Project. HCRC incurred costs of approximately $157,000 in 1998 to complete one successful exploration well in Canadian County, Oklahoma. The well was completed in the Red Fork Formation and is currently producing 750 mcfe per day. HCRC has a 35% working interest.

Other

The remaining $431,000 of HCRC's 1998 capital expenditures were devoted principally to drilling four unsuccessful exploration wells in Yolo County, California and for other miscellaneous projects. HCRC also participated in two nonoperated 3-D seismic projects in nearby Solano and Colusa Counties, California.

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

During 1997, the Company and its banks amended the Company's Credit Agreement to extend the term date to May 31, 1999. Under the Credit Agreement, HCRC has a borrowing base of $26,500,000. The Company had amounts outstanding of $17,000,000 as of September 30, 1998. Subsequent to September 30, 1998, HCRC borrowed an additional $8,500,000 for the Arcadia acquisition described above and for capital projects, increasing its amounts outstanding to $25,500,000. HCRC's unused borrowing base was $1,000,000 at November 13, 1998.

Borrowings against the credit line bear interest, at the option of the Company, at either (i) the banks' Certificate of Deposit rate plus from 1.375% to1.875%,
(ii) the Euro-Dollar rate plus from 1.25% to 1.75% or (iii) the higher of the prime rate of Morgan Guaranty Trust or the sum of one-half of 1% plus the Federal funds rate, plus .75%. The applicable interest rate was 7.0% at September 30, 1998. Interest is payable at least quarterly, and quarterly principal payments of $1,594,000, as adjusted for the $8,500,000 of borrowings made subsequent to September 30, 1998, commence May 31, 1999. The credit facility is secured by a first lien on approximately 80% in value of the Company's oil and gas properties.

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

Year 2000 Update

General. The following Year 2000 statements constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998. The Year 2000 problem has arisen because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize and process date sensitive information beyond 1999. In general, there are two areas where Year 2000 problems may exist for the Company's: information technology such as computers, programs and related systems ("IT") and non-information technology systems such as embedded technology on a silicon chip ("Non IT").

The Plan. The Company's Year 2000 Plan (the "Plan") has four phases: (i) assessment, (ii) inventory, (iii) remediation, testing and implementation and
(iv) contingency plans. Approximately twelve months ago, the Company began its phase one assessment of its particular exposure to problems that might arise as a result of the new millennium. The assessment phase has been substantially completed and has identified the Company's IT systems that must be updated or replaced in order to be Year 2000 compliant. In particular, the software used by the Company for reservoir engineering must be updated or replaced. The inventory phase of the Plan is currently underway and is expected to be completed by December 31, 1998. Remediation, testing and implementation are scheduled to be completed by June 30, 1999, and the contingency plans phase of the Plan is scheduled to be completed by September 30, 1999.

To date, the Company has determined that its IT systems are either compliant or can be made compliant without material cost. However, the effects of the Year 2000 problem on IT systems are exacerbated because of the interdependence of computer systems in the United States. The Company's assessment of the readiness of third parties whose IT systems might have an impact on the Company's business has thus far not indicated any material problems; the process of inquiring of third parties and reviewing their responses is underway but is not complete.

With regard to the Company's Non IT systems, the Company believes that most of these systems can be brought into compliance on schedule. The Company's assessment of third party readiness is not yet completed. Because Non IT systems are embedded chips, it is difficult to determine with complete accuracy where all such systems are located. As part of its Plan, the Company is making formal and informal inquiries of its vendors, customers and transporters in an effort to determine the third party systems that might have embedded technology requiring remediation. Estimated Costs. Although it is difficult to estimate the total costs of implementing the Plan through January 1, 2000 and beyond, the Company's preliminary estimate is that such costs will not be material. However, although management believes that its estimates are reasonable, there can be no assurance, for the reasons stated in the next paragraph, that the actual cost of implementing the Plan will not differ materially from the estimated costs.

Potential Risks. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. This risk exists both as to the Company's IT and Non IT systems, as well as to the systems of third parties. Such failures could materially and adversely affect the Company's results of operations, cash flow and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers, vendors and transporters, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, cash flow or financial condition. Although the Company is not currently able to determine the consequences of Year 2000 failures, its current assessment is that its area of greatest potential risk is in connection with the transporting and marketing of the oil and gas produced by the Company. The Company is contacting the various purchasers and pipelines with which it regularly does business to determine their state of readiness for the Year 2000. The Company's Year 2000 Plan is expected to significantly reduce the Company's level of uncertainty about the compliance and readiness of these material third parties. The evaluation of third party readiness will be followed by the Company's development of contingency plans.

Cautionary Statement Regarding Forward-Looking Statements

In the interest of providing the shareholders with certain information regarding the Company's future plans and operations, certain statements set forth in this Form 10-Q relate to management's future plans and objectives. Such statements are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the general partner, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things, volatility of oil and gas prices, competition, risks inherent in the Company's oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, the Company's ability to replace and expand oil and gas reserves, and such other risks and uncertainties described from time to time in the Company's periodic reports and filings with the Securities and Exchange Commission. In addition, the dates for completion of the phases of the Year 2000 Plan are based on the Company's best estimates, which were derived using numerous assumptions of future events. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of computer systems, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business. Accordingly, shareholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted.

Inflation and Changing Prices

Prices

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Company, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, and government regulations and tax laws. Prices for both oil and gas fluctuated significantly throughout 1997 and through the third quarter of 1998. The following table presents the weighted average prices received each quarter by the Company and the effects of the hedging transactions described below:



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

First quarter 1997                           $23.56               $20.49                $2.64                $2.41
Second quarter 1997                           17.85                17.88                 1.91                 1.87
Third quarter 1997                            18.20                18.31                 2.09                 1.96
Fourth quarter 1997                           18.60                18.60                 2.72                 2.38
First quarter 1998                            14.92                15.08                 1.98                 1.93
Second quarter 1998                           13.06                13.38                 1.90                 1.89
Third quarter 1998                            12.05                12.44                 1.76                 1.88

The Company has entered into numerous financial contracts to hedge the price of its oil and natural gas. The purpose of the hedges is to provide protection against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts paid or received upon settlement of hedge contracts are recognized as oil or gas revenue at the time the hedged volumes are sold. During 1998, HCRC has not entered into additional oil price hedges for future years because hedge contracts at prices HCRC considers advantageous are not available.

The following table provides a summary of the Company's outstanding financial contracts:

                                                       Oil
                                                Percent of Direct                 Contract
               Period                           Production Hedged               Floor Price
                                                                                 (per bbl)

Last three months of 1998                                14%                       $14.57
1999                                                      4%                        15.38

Between 30% and 100% of the oil volumes hedged in each year are subject to a participating hedge whereby HCRC will receive the contract price if the posted futures price is lower than the contract price, and will receive the contract price plus 25% of the difference between the contract price and the posted futures price if the posted futures price is greater than the contract price. All of the volumes hedged in each year are subject to a collar agreement whereby HCRC will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $17.00 to $18.35 per barrel.


                                                       Gas
                                                Percent of Direct                 Contract
               Period                           Production Hedged               Floor Price
                                                                                 (per mcf)

Last three months of 1998                                49%                        $2.03
1999                                                     41%                         1.98
2000                                                     37%                         2.02
2001                                                     36%                         2.00
2002                                                     35%                         2.06

Between 0% and 8% of the gas volumes hedged in each year are subject to a collar agreement whereby HCRC will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap price is $2.93 per mcf.

During the fourth quarter through October 30, 1998, the weighted average oil price (for barrels not hedged) was approximately $12.80 per barrel and the weighted average price of natural gas (for mcf not hedged) was approximately $1.80 per mcf.

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



                                 TABLE OF HCRC EARNINGS FOR MANAGEMENT DISCUSSION
                                            (In thousands except price)






                                        For the Quarter Ended September 30, 1998         For the Quarter Ended September 30, 1997
                                       ----------------------------------------          ----------------------------------------
                                             Direct                                    Direct
                                             Owned         HEP        Total            Owned              HEP             Total

Gas production (mcf)                           2,351          649      3,000             1,500             523             2,023
Oil production (bbl)                             144           36        180               145              34               179

Average gas price (per mcf)                  $  1.85      $  1.99    $  1.88             $1.92           $2.08             $1.96
Average oil price (per bbl)                   $12.27       $13.14     $12.44            $18.33          $18.21            $18.31

Gas revenue                                 $  4,345     $  1,293   $  5,638          $  2,886        $  1,087          $  3,973
Oil revenue                                    1,767          473      2,240             2,658             619             3,277
Pipeline and other                               693          198        891               149              89               238
Interest income                                   16            3         19                 5              12                17
                                           ---------   ----------  ---------        ----------       ---------         ---------

         Total revenue                         6,821        1,967      8,788             5,698           1,807             7,505
                                             -------      -------    -------           -------         -------           -------

Production operating expense                   2,410          540      2,950             2,034             542             2,576
General and administrative expense               763          201        964               619             180               799
Interest expense                               1,016          138      1,154               372             134               506
Depreciation, depletion and amortization       2,591          708      3,299             1,586             685             2,271
Impairment of oil and gas properties           3,600                   3,600
Litigation                                       375           70        445
                                           ---------    ---------   --------       -----------      -----------

         Total expense                        10,755        1,657     12,412             4,611           1,541             6,152
                                             -------      -------    -------           -------         -------           -------

Income (loss) before income taxes              (3,934)        310      (3,624)           1,087             266             1,353
                                             --------     -------    --------          -------        --------           -------

Provision (benefit) for income taxes:
     Current                                     (111)                   (111)             528                               528
     Deferred                                    350                     350               (100)                            (100)
                                             -------                 -------           --------                         --------
                                                 239                     239               428                               428
                                             -------                 -------          --------                          --------

         Net income (loss)                  $  (4,173)    $   310   $  (3,863)        $    659       $     266          $    925
                                             ========      ======    ========          =======        ========           =======


                                 TABLE OF HCRC EARNINGS FOR MANAGEMENT DISCUSSION
                                            (In thousands except price)






                                      For the Nine Months Ended September 30, 1998     For the Nine Months Ended September 30, 1997
                                      --------------------------------------------      --------------------------------------------
                                          Direct                                      Direct
                                          Owned         HEP          Total            Owned              HEP             Total

Gas production (mcf)                        5,859        1,799        7,658             4,336           1,465             5,801
Oil production (bbl)                          433          106          539               433             102               535

Average gas price (per mcf)               $  1.86      $  2.00      $  1.90           $  2.06         $  2.17           $  2.09
Average oil price (per bbl)                $13.53       $14.11       $13.64            $18.92          $19.10            $18.96

Gas revenue                               $10,923      $ 3,595      $14,518          $  8,930        $  3,177          $ 12,107
Oil revenue                                 5,858        1,496        7,354             8,194           1,948            10,142
Pipeline and other                          1,253          514        1,767               858             423             1,281
Interest income                                72           92          164                76              58               134
                                        ---------      -------       ------          --------        --------          --------

         Total revenue                     18,106        5,697       23,803            18,058           5,606            23,664
                                           ------        -----       ------           -------         -------           -------

Production operating expense                6,788        1,679        8,467             5,952           1,571             7,523
General and administrative expense          2,257          609        2,866             1,994             590             2,584
Interest expense                            2,525          363        2,888             1,232             436             1,668
Depreciation, depletion and amortization    6,244        1,799        8,043             4,826           1,446             6,272
Impairment of oil and gas properties       14,600                    14,600
Litigation                                    375          175          550
                                        ---------      -------      -------       -----------      -----------

         Total expense                     32,789        4,625       37,414            14,004           4,043            18,047
                                           ------       ------       ------           -------         -------           -------

Income (loss) before income taxes          (14,683)      1,072       (13,611)           4,054           1,563             5,617
                                           -------      ------       -------          -------         -------           -------

Provision for income taxes:
     Current                                  116                       116               675                               675
     Deferred                                 350                       350               (100)                            (100)
                                          -------                   -------           --------                         --------
                                              466                       466               575                               575
                                          -------                   -------          --------                          --------

         Net income (loss)                $(15,149)    $ 1,072      $(14,077)        $  3,479        $  1,563          $  5,042
                                           =======      ======       =======          =======         =======           =======

Third Quarter of 1998 Compared to the Third Quarter of 1997

Gas Revenue

Gas revenue increased $1,665,000 during the third quarter of 1998 compared with the third quarter of 1997. The increase is comprised of an increase in gas production from 2,023,000 mcf in 1997 to 3,000,000 mcf in 1998 partially offset by a decrease in price from $1.96 per mcf in 1997 to $1.88 per mcf in 1998. The increase in production is primarily due to the acquisition of a volumetric production payment during May 1998.

The effect of the Company's hedging transactions, as described under "Inflation and Changing Prices," during the third quarter of 1998 was to increase the Company's average gas price from $1.76 to $1.88 per mcf, resulting in a $360,000 increase in revenue.

Oil Revenue

Oil revenue decreased $1,037,000 during the third quarter of 1998 as compared with the third quarter of 1997. The decrease in revenue is comprised of a decrease in the average oil price from $18.31 per barrel in 1997 to $12.44 per barrel in 1998, partially offset by an increase in production from 179,000 barrels in 1997 to 180,000 barrels in 1998. Oil production increased primarily because two temporarily shut-in wells were back on line. The two wells were temporarily shut-in during the third quarter of 1997 while workover procedures were performed.

The effect of HCRC's hedging transactions during the third quarter of 1998, was to increase the Company's average oil price from $12.05 per barrel to $12.44 per barrel, resulting in a $70,000 increase in revenue.

Pipeline and Other

Pipeline and other revenue consists of revenue derived from salt water disposal, incentive and tax credit payments from certain coal bed methane wells and other miscellaneous items. Pipeline and other revenue increased $653,000 during the third quarter of 1998 compared with the third quarter of 1997 due to increased incentive payment income resulting from HCRC's acquisition of a volumetric production payment during May 1998.

Production Operating Expense

Production operating expense increased $374,000 during the third quarter of 1998 compared with the third quarter of 1997, primarily as a result of increased production taxes due to the increase in oil and gas production as discussed above.

General and Administrative

General and administrative expense includes costs incurred for direct administrative services such as legal, audit and reserve reports as well as allocated internal overhead incurred by HPI, an affiliate of HCRC, which manages and operates certain oil and gas properties on behalf of the Company. These costs increased $165,000 during the third quarter of 1998 as compared with the third quarter of 1997 primarily due to an increase in salaries expense.

Interest Expense

Interest expense increased $648,000 during the third quarter of 1998 compared with the third quarter of 1997 due to a higher average outstanding debt balance during 1998.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased $1,028,000 primarily due to a higher depletion rate in 1998 resulting from the increase in oil and gas production previously discussed, as well as higher capitalized costs.

Impairment of Oil and Gas Properties

Impairment of oil and gas properties during the third quarter of 1998 represents the impairment recorded because capitalized costs at September 30, 1998 exceeded the present value (discounted at 10%) of estimated future net revenues from proved oil and gas reserves, based on prices of $12.75 per barrel of oil and $1.80 per mcf of gas.

Litigation

Litigation expense during the third quarter of 1998 is comprised of the costs related to the Arcadia arbitration described in Note 9 of the accompanying financial statements.

First Nine Months of 1998 compared to the First Nine Months of 1997

The comparisons for the first nine months of 1998 and the first nine months of 1997 are consistent with those discussed in the third quarter of 1998 compared to the third quarter 1997 except for the following:

Gas Revenue

Gas revenue increased $2,411,000 during the first nine months of 1998 compared with the first nine months of 1997. The increase is comprised of an increase in production from 5,801,000 mcf in 1997 to 7,658,000 mcf in 1998, partially offset by a decrease in the average price from $2.09 per mcf to $1.90 per mcf. The production increase is primarily due to the acquisition of a volumetric production payment during May 1998.

The effect of HCRC's hedging transactions was to increase HCRC's average gas price from $1.87 per mcf to $1.90 per mcf, representing a $230,000 increase in revenue from hedging transactions.

Oil Revenue

Oil revenue decreased $2,788,000 during the first nine months of 1998 compared with the first nine months of 1997. The decrease is comprised of a decrease in the average oil price from $18.96 per barrel in 1997 to $13.64 per barrel in 1998, partially offset by an increase in production from 535,000 barrels in 1997 to 539,000 barrels in 1998. Oil production increased primarily because two temporarily shut-in wells were back on line. The two wells were temporarily shut-in during the third quarter of 1997 while workover procedures were performed.

The effect of HCRC's hedging transactions was to increase HCRC's average oil price from $13.35 per barrel to $13.64 per barrel, representing a $156,000 increase in revenues.

Impairment of Oil and Gas Properties

Impairment of oil and gas properties during the first nine months of 1998 includes an impairment at June 30, 1998 based on prices of $13.00 per bbl of oil and $1.90 per mcf of gas, as well as the third quarter property impairment previously discussed.

Litigation

Litigation settlement of affiliate during the first nine months of 1998 is comprised of HCRC's pro rata share of HEP's litigation settlement expense incurred for the settlement of a property related lawsuit, in addition to the costs of the Arcadia arbitration described above.

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

               a)       Exhibit

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


                                     HALLWOOD CONSOLIDATED RESOURCES CORPORATION




Date:  November 13, 1998             By: /s/Thomas J. Jung
                                         Thomas J. Jung, Vice President
                                         (Chief Financial Officer)