Form 10-K
period 1998-12-31
HALLWOOD CONSOLIDATED RESOURCES CORP
filed 1999-03-24
CIK 883953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

MARK ONE
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 24, 1999 was approximately $17,249,000.

     Shares of Common Stock outstanding at March 24, 1999: 3,007,852 shares.

                                     PART 1


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

HCRC does not have any employees. Hallwood Petroleum, Inc. ("HPI"), an affiliate of HCRC, operates the properties and administers the day to day activities of HCRC and its affiliates. On March 24, 1999, HPI had 108 employees.

Marketing

The oil and gas produced from the properties owned by HCRC has typically been marketed through normal channels for such products. Oil is generally sold to purchasers at field prices posted by the principal purchasers of crude oil in the areas where the producing properties are located. In response to the volatility in the oil markets, HCRC has entered into financial contracts for hedging the price of 4% of its estimated oil production for 1999.

All of HCRC's gas production is sold on the spot market or in short-term contracts and is transported in intrastate and interstate pipelines. HCRC has entered into financial contracts for hedging the price of between 32% and 42% of its estimated gas production for 1999 through 2002.

The purpose of the hedges is to provide protection against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of these contracts are recognized as increases or decreases in revenue at the time the hedged volumes are sold.

Both oil and natural gas are purchased by refineries, major oil companies, public utilities, industrial customers and other users and processors of petroleum products. HCRC is not confined to, nor dependent upon, any one purchaser or small group of purchasers. Accordingly, the loss of a single purchaser, or a few purchasers, would not materially affect HCRC's business because there are numerous other purchasers in the areas in which HCRC sells it production. However, for the years ended December 31, 1998, 1997 and 1996, purchases by the following companies exceeded 10% of the total oil and gas revenues of HCRC.

                                        1998              1997             1996
                                       ------            ------           -----

El Paso Field Services                    17%              17%               11%
Williams Gas Marketing                    13%              13%
Koch Oil Company                          12%                                23%
Conoco Inc.                               12%                                13%
Scurlock Permian Corporation                                                 14%

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

Environmental Considerations

The exploration for, and development of, oil and gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or can cause environmental pollution problems. In light of the current interest in environmental matters, HCRC cannot predict the effect of possible future public or private action on its business. HCRC is continually taking actions it believes are necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations. As of December 31, 1998, HCRC has not been fined or cited for any environmental violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position of HCRC in the oil and gas industry.

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

Issues Related to the Year 2000

General. The following Year 2000 statements constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998. The Year 2000 problem has arisen because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize and process date-sensitive information beyond 1999. In general, there are two areas where Year 2000 problems may exist for the Company: information technology such as computers, programs and related systems ("IT") and non-information technology systems such as embedded technology on a silicon chip ("Non IT").

The Plan. The Company's Year 2000 Plan (the "Plan") has four phases: (i) assessment, (ii) inventory, (iii) remediation, testing and implementation and
(iv) contingency plans. Approximately twelve months ago, the Company began its phase one assessment of its particular exposure to problems that might arise as a result of the new millennium. The assessment and inventory phases have been substantially completed and have identified the Company's IT systems that must be updated or replaced in order to be Year 2000 compliant. In particular, the software used by the Company for reservoir engineering must be updated or replaced. Remediation, testing and implementation are scheduled to be completed by June 30, 1999, and the contingency plans phase of the Plan is scheduled to be completed by September 30, 1999. However, the effects of the Year 2000 problem on IT systems are exacerbated because of the interdependence of computer systems in the United States. The Company's assessment of the readiness of third parties whose IT systems might have an impact on the Company's business has thus far not indicated any material problems; responses have been received to approximately 50% of the 172 inquiries made.

With regard to the Company's Non IT systems, the Company believes that most of these systems can be brought into compliance on schedule. The Company's assessment of third party readiness is not yet completed. Because the potential problem with Non IT systems involves embedded chips, it is difficult to determine with complete accuracy where all such systems are located. As part of its Plan, the Company is making formal and informal inquiries of its vendors, customers and transporters in an effort to determine the third party systems that might have embedded technology requiring remediation.

Estimated Costs. Although it is difficult to estimate the total costs of implementing the Plan through January 1, 2000 and beyond, the Company's preliminary estimate is that such costs will not be material. To date, the Company has determined that its IT systems are either compliant or can be made compliant for less than $150,000. However, although management believes that its estimates are reasonable, there can be no assurance, for the reasons stated in the next paragraph, that the actual cost of implementing the Plan will not differ materially from the estimated costs.

Potential Risks. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. This risk exists both as to the Company's IT and Non IT systems, as well as to the systems of third parties. Such failures could materially and adversely affect the Company's results of operations, cash flow and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers, vendors and transporters, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, cash flow or financial condition. Although the Company is not currently able to determine the consequences of Year 2000 failures, its current assessment is that its area of greatest potential risk in its third party relationships is in connection with the transporting and marketing of the oil and gas produced by the Company. The Company is contacting the various purchasers and pipelines with which it regularly does business to determine their state of readiness for the Year 2000. Although the purchasers and pipelines will not guaranty their state of readiness, the responses received to date have indicated no material problems. The Company believes that in a worst case scenario, the failure of its purchasers and transporters to conduct business in a normal fashion could have a material adverse effect on cash flow for a period of six to nine months. The Company's Year 2000 Plan is expected to significantly reduce the Company's level of uncertainty about the compliance and readiness of these material third parties. The evaluation of third party readiness will be followed by the Company's development of contingency plans.

Cautionary Statement Regarding Forward-Looking Statements. In addition, the dates for completion of the phases of the Year 2000 Plan are based on the Company's best estimates, which were derived using numerous assumptions of future events. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of computer systems, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business. Accordingly, shareholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted.


ITEM 2 - PROPERTIES

Exploration and Development Projects and Acquisitions

In 1998, HCRC incurred $37,565,000 in direct property additions, development, exploitation and exploration costs. The costs were comprised of $28,182,000 for property acquisitions and approximately $9,383,000 for domestic exploration and development. The expenditures resulted in the drilling, recompletion, or workover of 41 development wells and 34 exploration wells. HCRC completed 37 development wells (90%) and 18 exploration wells (53%) for an overall completion rate of 73%. HCRC's 1998 capital program led to the replacement, including revisions to prior year reserves, of 120% of 1998 production using year-end prices of $10.00 per bbl and $1.85 per mcf. Using five year average price of $16.64 per bbl and $1.78 per mcf, HCRC's reserve replacement for 1998 would have been 200% of 1998 production. Management utilizes average price reserves internally because it believes these prices more accurately reflect the value to be achieved over time. Excluded from these calculations are sales of reserves in place in 1998, which were approximately 3% of 1998 production. In 1998, HCRC expended approximately $1,672,000 for land and seismic costs, which HCRC anticipates will yield prospects for 1999 and subsequent years.

Property Sales

During  1998,  HCRC  received   approximately   $107,000  for  the  sale  of  67
nonstrategic properties located in eight states.

Regional Area Descriptions and 1998 Capital Budget

The following discussion of HCRC's properties and capital projects contains forward-looking statements that are based on current expectations, estimates and projections about the oil and gas industry, management's beliefs and assumptions made by management. Words such as "projects," "believes," "expects," "anticipates," "estimates," "plans," "could," variations of such words and similar expressions are intended to identify such forward-looking statements. Please refer to the section entitled "Cautionary Statement Regarding Forward-Looking Statements" for a discussion of factors which could affect the outcome of the forward-looking statements.

Greater Permian Region

HCRC has significant interests in the Greater Permian Region, which includes West Texas and Southeast New Mexico. In this region, HCRC has interests in 537 productive oil and gas wells (423 of which are operated), 38 operated shut-in oil and gas wells and 17 (15 operated) salt water disposal wells or injection wells. In 1998, HCRC expended approximately $11,685,000 (31%) of its capital budget on projects in this area. HCRC spent approximately $2,200,000 for drilling, recompletion, or workover of 23 development wells and for drilling 18 exploration wells. Seventy-eight percent of the wells drilled or recompleted are producing. The following is a description of the significant areas and 1998 capital projects within the Greater Permian Region.

Arcadia Acquisition. In October 1998, HCRC purchased for $8,200,000 oil and gas properties, including interests in approximately 570 wells located primarily in Texas, numerous proven and unproven drilling locations, exploration acreage, and 3-D seismic data. HPI operates approximately 85% of the proven property value. The acquisition added estimated proven reserves of approximately 576,000 barrels of oil and 5.5 billion cubic feet of natural gas at five-year average prices, and approximately 473,000 barrels of oil and 5.5 billion cubic feet of natural gas at year-end pricing. HCRC's estimated proven reserve addition of 9.0 bcfe represents approximately 61% of HCRC's 1998 production at five-year average prices, and 56% of HCRC's 1998 production at year-end prices. HCRC estimates that gross 1999 production from the properties could be approximately 1.1 bcfe. In 1999, HCRC plans to divest approximately 400 of the wells acquired from Arcadia. The wells to be sold are nonstrategic, nonoperated, and represent only 6% of the acquisition's production and 4% of its average price value. During 1999 HCRC plans to study areas for future development project implementation.

Carlsbad/Catclaw Area. HCRC's interests in the Carlsbad/Catclaw Area as of December 31, 1998 consisted of 93 producing wells that produce primarily natural gas and are located on the northwestern edge of the Delaware Basin in Lea, Eddy and Chaves Counties, New Mexico. HPI operates 37 of these wells. The wells produce at depths ranging from approximately 2,500 feet to 14,000 feet from the Delaware, Atoka, Bone Springs and Morrow formations. In 1998, HCRC spent approximately $488,000 recompleting or drilling eight producing development wells and drilling one unsuccessful exploration well. HCRC expects to continue operated development drilling in the Hat Mesa Field.

East Keystone Area. HCRC's interest in the East Keystone Area as of December 31, 1998 consisted of 55 producing wells, 37 of which are operated by HPI, in Winkler County, Texas. The primary focus of this area is the development of the Holt and San Andreas formations at a depth of 5,100 feet. During 1998, HCRC had eight development projects, of which seven were successful. HCRC's future development plans include a total of three projects for this area.

Merkle Area. HCRC's interest in the Merkle Area as of December 31, 1998 consists of 29 producing wells, 16 of which are operated by HPI in Taylor and Nolan Counties, Texas. HCRC's nonoperated interest in the Merkle Area includes 10 square miles of proprietary seismic data in Jones, Nolan and Taylor Counties, Texas, which was acquired in 1995. Based on its initial success in the nonoperated Merkle Area, HCRC acquired 74 additional miles of proprietary 3-D seismic data adjacent to the nonoperated area. HCRC's focus in this area is exploration of the Canyon, Strawn, Flippen, Tannehill and Ellenberger formations at depths of 2,500 to 6,500 feet. In 1998, HCRC drilled 11 exploration wells and one development well, nine of which were completed. HCRC incurred approximately $1,054,000 in costs in 1998 for the 12 wells drilled. HCRC owns an average 28.5% working interest in the wells. Even with current low crude oil prices, continued drilling in this area is economic, and HCRC anticipates additional 1999 drilling to continue to exploit the reef structures.

Griffin Project. In 1998, HCRC purchased land for $105,000 and incurred costs of approximately $452,000 to drill three exploration wells and one development well in Gaines County, Texas. None of the four nonoperated 7,500 foot Leonardian sand wells was successful. Due to limited delineation drilling potential in this area and low oil prices, HCRC will delay future drilling and evaluate the viability of the remaining exploration projects.
HCRC owns an average 25% working interest in the prospect area.

Spraberry Area. HCRC's interests in the Spraberry Area consist of 360 producing wells, 13 salt water disposal wells and 36 shut-in wells in Dawson, Upton, Reagan and Irion Counties, Texas. HPI operates 380 of these wells. Most of the current production from the wells is from the Upper and Lower Spraberry, Clearfork Canyon, Dean and Fusselman formations at depths ranging from 5,000 feet to 9,000 feet. During 1998, HCRC drilled or recompleted three wells, all of which are producing. As a result of low crude oil prices, HCRC abandoned twenty-three wells in this area in 1998. During 1999, HCRC plans to shut-in 29 uneconomic wells and has scheduled 25 additional wells for abandonment. The wells scheduled for shut-in produce, in total, only 40 mcfe per day, net to HCRC, and were operating at a net loss to HCRC of $65,000 per year. Future plans for this area include eight development wells and workovers and additional projects contingent upon future evaluation. The price of crude oil must increase before these projects can be considered viable.

Gulf Coast Region

HCRC has significant interests in the Gulf Coast Region in Louisiana and South and East Texas. HCRC's most significant interest in the Gulf Coast Region consists of 23 producing gas wells and six salt water disposal wells located in Lafayette Parish, Louisiana. The wells produce principally from the Bol Mex formations at 13,500 to 14,500 feet and 11 are operated by HPI. The two most significant wells in the area are the A.L. Boudreaux #1 and the G.S. Boudreaux Estate #1. In South and East Texas, HCRC has interests in 203 wells, 65 of which are operated by HPI and produce primarily from the Austin Chalk, Paluxy, Lower Frio and Cotton Valley formations at depths from 7,000 to 13,000 feet. During 1998, HCRC expended approximately $4,240,000 (11%) of its capital budget in this region in Louisiana and South and East Texas. The following discussion relates to major 1998 capital projects within the region.

Bell Project. HCRC has a 30% working interest in an operated project to evaluate the Buda, Carrizo, Woodbine, and Dexter sands in Houston County, Texas. HCRC's drilling costs in 1998 for a 9,200-foot horizontal well were approximately $615,000. The well encountered Buda pay and sales of production began in December 1998, after gas processing equipment was installed. The well primarily produces oil. HCRC achieved gross sustained production rates of 8.2 mmcfe per day; however, due to current low oil prices, flowing rates have been reduced to approximately 4 mmcfe per day. HCRC also incurred $375,000 in 1998 for land and leasehold costs relating to the project. HCRC plans additional delineation drilling in 1999. HCRC anticipates that single or multi-lateral horizontal drilling will be the principal drilling practice used in this area. The gross targeted potential for the project could be 2.4 bcfe per well. There can be no assurance, however, that any well drilled will be successful.

Bison Prospect. HCRC participated in a nonoperated 18,000 foot exploratory well in Lafayette Parish, Louisiana targeting a large Klump sands structure. Drilling problems prevented the well from reaching total depth and testing the primary target horizon in the prospect; however, the secondary target horizon was tested and found to be non-productive. The well was plugged and abandoned. Total land and drilling costs incurred by HCRC during 1998 for its 2.5% working interest were approximately $217,000. Blue Moon Project. During 1998, HCRC entered into a farmout arrangement under which it contributed acreage to a project drilled in Lafayette Parish, Louisiana. A well was recently completed and tested over 14 mmcfe of gas per day. HCRC's after payout working interest in the well depends on unit boundary determinations, but HEP anticipates that its working interest will be between 5% and 7%. HCRC paid no capital costs for its interest in the well, and payout is expected to occur during the second quarter of 1999.

East Smith Point. In 1998, HCRC participated in a Frio sand recompletion and a 3-D seismic review of the deep Vicksburg in Chambers County, Texas. HCRC owns a 49% working interest in the project and spent approximately $305,000 for drilling costs and approximately $426,000 for land and geologic and geophysical data. In 1998, the first 14,000-foot recompletion was unsuccessful. HCRC does not plan additional activity in this area.

Esperanza Project. HCRC owns a 7.9% working interest in a nonoperated 15,400-foot directional exploration discovery in the Wilcox formation in LaVaca County, Texas. The natural gas prospect was developed using proprietary 3-D seismic data, and the prospect could have a gross target of 60 bcf. The initial well has been completed and showed gross production rates of 10 mmcfd at a flowing tubing pressure of 9,000 psi. HCRC spent approximately $365,000 in 1998 for its share of costs. HCRC plans to participate in additional wells in 1999 to further exploit this discovery. There can be no assurance, however, that any well drilled will be successful.

Intercoastal Prospect. In 1998, HPI took over operation of a well in which it did not own an interest in Vermilion Parish, Louisiana. The Planulina sands were faulted out in the original wellbore, and HCRC sidetracked the well at a depth of 14,467 feet to test the sands. The well was drilled and logged, and the objective sands, although well-developed, were found to contain water. The well was plugged and abandoned. HCRC spent $263,000 to test the concept.

Mirasoles Project. In 1998, HCRC spent approximately $430,000 for land costs related to the Mirasoles project in Kenedy County, Texas. HCRC owns an interest in 63 square miles of proprietary 3-D seismic data which defines a large structural prospect that could have a gross potential of 395 bcfe. HCRC spent approximately $941,000 in 1998 for its 17.5% working interest share of the cost of drilling a 17,000-foot Frio formation exploration well. The exploratory well is being completed, and depending upon test results, additional delineation and development drilling could be required to properly exploit the structure. There can be no assurance, however, that any well drilled will be successful.

Rocky Mountain Region

HCRC has significant interests in the Rocky Mountain Region, which include producing properties in Colorado, Montana, North Dakota and Northwest New Mexico. HCRC has interests in 207 producing oil and gas wells, 168 of which are operated by HPI, 27 shut-in wells, 25 of which are operated by HPI, and five salt water disposal wells. HCRC expended approximately $20,669,000 (55%) of its 1998 capital budget in this area. Approximately $17,291,000 of the capital budget was used for the purchase of the volumetric production payment discussed below. In 1998, HCRC spent approximately $2,215,000 to recomplete or drill 13 development wells and to drill three exploration wells. Thirteen of the wells were completed. A discussion of the major projects in the region follows.

Cajon Lake Field. In 1998, HCRC sidetracked a 6,000-foot Ismay formation exploration well in San Juan County, Utah. HCRC developed the prospect from proprietary 3-D seismic data and HPI is the operator of the project. HCRC owns an approximate 15% working interest in the project and spent approximately $120,000 to complete the exploration well in 1998. Sales of crude oil production began in November; however, production will be significantly curtailed until a natural gas pipeline is constructed to eliminate flaring. HCRC projects that the fully developed prospect could have 6 bcfe gross potential. There can no assurance, however, that any well drilled will be successful. Despite low oil prices, additional delineation drilling is anticipated in 1999.

Colorado Western Slope Project. HCRC drilled and completed two 5,500 foot Dakota formation wells in the Piceance Basin in Western Colorado. HCRC owns an average 51% working interest in the wells. The wells had a combined initial production rate of 1.5 mmcf per day, and both wells began sales of production in the third quarter of 1998. In 1998, HCRC also recompleted an additional well. Total costs in 1998 for the three wells were approximately $565,000. HCRC has identified fourteen additional development locations. HCRC projects that the total project area could have gross potential reserves of 0.8 bcfe, which is the typical reserve potential for this area. There can no assurance, however, that any well drilled will be successful.

Toole County Area. HCRC's interests in the Toole County Area consist of 61 producing wells and 17 shut-in wells, 66 of which are operated by HPI. The oil wells produce from the Nisku formation at depths of approximately 3,000 feet, and the gas wells produce from the Bow Island formation at depths of 900 to 1,200 feet. In 1998, HCRC drilled three horizontal wells in the East Kevin Field to the Nisku formation. Two of the oil wells were completed and had combined initial production rates of 1.3 mmcfe per day. HCRC has a 50% working interest in the project and spent approximately $728,000 in 1998. Because of current low oil prices in this sour, lower gravity crude area, HCRC has halted the drilling of additional development wells and has postponed the re-entry and sidetrack of the remaining well drilled in 1998.

San Juan Basin Project - Colorado. In July 1996, HCRC and its affiliate Hallwood Energy Partners, L.P. ("HEP") acquired interests in 34 wells in LaPlata County, Colorado producing from the Fruitland Coal formation at approximately 3,000 feet. An unaffiliated large East Coast financial institution formed an entity to utilize tax credits generated from the wells. All production from the wells generates an additional payment of approximately $.68 per mcf. An affiliate of Enron Corp. financed the project through a volumetric production payment ("VPP"). During May 1998, a limited liability company owned equally by HCRC and HEP, purchased the VPP from the affiliate of Enron Corp. HCRC funded its $17,291,000 share of the acquisition price from operating cash flow and borrowings under its Credit Agreement. As a result of the acquisition, HCRC replaced the higher cost and administratively burdensome VPP financing with lower cost conventional borrowings under its line of credit. At the time of the purchase, HCRC entered into a financial contract to hedge the volumes subject to the production payment at an average price of $2.11 per mmbtu. Under the terms of the original 1996 transaction, HCRC and HEP were already responsible for costs associated with the wells. HPI has managed and operated the wells since July 1996, and has increased the wells' gross production from 14 mmcf to approximately 23.5 mmcf per day through workovers and gas gathering facilities improvement programs. The acquisition increased HCRC's current average daily production by 6.25 mmcf per day.

San Juan Basin Project - New Mexico. HCRC's interest in the San Juan Basin consists of 51 producing gas wells and 10 shut-in wells located in San Juan County, New Mexico. HPI operates all 51 producing wells in New Mexico, 31 of which produce from the Fruitland Coal formation at approximately 2,200 feet and 20 of which produce from the Pictured Cliffs, Mesa Verde and Dakota formations at 1,200 to 7,000 feet. The expansion of the gathering system significantly increased gas gathering, processing and compression capacity for the associated properties, which resulted in gross production increases of 3.0 mmcf per day in 1998. In addition to proceeds from the sale of gas, HCRC also receives a payment of $.36 per mcf for tax credits generated by production from the coalbed methane wells.

Other

HCRC owns various other interests in properties in Kansas, Oklahoma, California and South Central Texas. The remaining $971,000 of HCRC's 1998 capital expenditures were incurred in this area. The costs include $325,000 for an unsuccessful exploration project in Carter County, Oklahoma, $157,000 for the completion of an exploration well in Canadian County, Oklahoma and for drilling four unsuccessful exploration wells in Yolo County, California and other miscellaneous projects. During 1998, HCRC also participated in two nonoperated 3-D seismic projects in nearby Solano and Colusa Counties, California. HCRC is in the process of divesting its interests in California projects. As a result of low oil prices and high lifting costs, HCRC plan to shut-in 35 uneconomic wells and to outsource its field workforce in 1999. These cost reduction measures are projected to save $230,000 per year in net operating expenses.

Peru Block Z-3 Project. HCRC's partner on the Peruvian offshore Z-3 Block completed 1,200 miles of 2-D seismic data acquisition to supplement existing seismic data. Data interpretation is in progress, and it will be reviewed by HCRC in the first quarter of 1999. HCRC has a 7.5% working interest in the project, but it will not incur capital costs until actual drilling operations begin. Although the production-sharing contract provides that drilling operations must begin no later than January 2002, it is anticipated that the Peruvian government will enact legislation to extend the period for all drilling commitments by one year.

For 1999, HCRC's capital budget, which will be paid from cash generated from operations and cash on hand, has been set at $5,152,000. HCRC has budgeted continued low oil prices for 1999 which significantly impacts cash generated from operations. Consequently, the capital budget has been set at a lower amount than the budget for past years. The capital budget for 1999 will be reduced if HCRC is required to make a principal payment on its debt and if oil and gas prices decrease further.

Company Reserves, Production and Discussion by Significant Regions

The following table presents the December 31, 1998 reserve data by significant regions.

                                                                                       Present Value of
                                    Proved Reserve Quantities                   Estimated Future Net Cash Flows
                                                                         Proved             Proved
                                   Mcf of Gas       Bbls of Oil       Undeveloped          Developed           Total
                                                                     (In thousands)

Greater Permian Region               10,980            1,950                                $11,480           $11,480
Gulf Coast Region                    14,574              840              $1,735             19,027            20,762
Rocky Mountain Region                60,226              706                                 48,009            48,009
Mid-Continent Region                  1,087              517                                  1,710             1,710
Other                                   140               20                  45              1,994             2,039
                                   --------          -------            --------             ------            ------
                                     87,007            4,033              $1,780            $82,220           $84,000
                                     ======            =====               =====             ======            ======

The following table presents the oil and gas production for significant regions.

                                               Production for the                             Production for the
                                                 Year Ended 1998                                Year Ended 1997
                                                 ---------------                                ---------------
                                       Mcf of Gas             Bbls of Oil             Mcf of Gas             Bbls of Oil
                                       ----------             -----------             ----------             -----------
                                                                        (In thousands)

Greater Permian Region                    1,705                     318                  1,719                    308
Gulf Coast Region                         2,481                      75                  1,875                     64
Rocky Mountain Region                     5,983                     104                  3,977                    107
Mid-Continent Region                        214                     201                    234                    214
Other                                       172                      18                    158                     18
                                      ---------                   -----                -------                  -----
                                         10,555                     716                  7,963                    711
                                         ======                     ===                  =====                    ===

The following table presents the Company's extensions and discoveries by significant regions.

                                             For the Year Ended 1998                        For the Year Ended 1997
                                       Mcf of Gas             Bbls of Oil             Mcf of Gas             Bbls of Oil
                                                                        (In thousands)

Greater Permian Region                      217                     207                    529                    238
Gulf Coast Region                           998                     186                    295                     21
Rocky Mountain Region                        91                      96                  1,756                    234
Mid-Continent Region                         53                       1                                            43
Other                                         4                                            314                     26
                                        -------                   -----                 ------                  -----
                                          1,363                     490                  2,894                    562
                                          =====                     ===                  =====                    ===

Average Sales Prices and Production Costs

The following table presents the average oil and gas sales price and average production costs per equivalent mcf computed at the ratio of six mcf of gas to one barrel of oil.

                                                    1998              1997             1996
                                                    ----              ----             ----

Average sales price (including effects of hedging):
     Oil and condensate (per bbl)                  $13.12            $18.87           $20.13
     Natural gas (per mcf)                           1.91              2.17             1.99
Production costs (per equivalent mcf)                 .78               .84              .78

Productive Oil and Gas Wells

The following table summarizes the productive oil and gas wells as of December 31, 1998 attributable to HCRC's direct interests. Productive wells are producing wells and wells capable of production. Gross wells are the total number of wells in which HCRC has an interest. Net wells are the sum of HCRC's fractional interests owned in the gross wells.

                                           Gross             Net

Productive Wells
  Oil                                     1,209                104
  Gas                                       319                 65
                                        -------               ----
                                          1,528                169
                                          =====                ===

Oil and Gas Acreage

The following table sets forth the developed and undeveloped leasehold acreage held directly by HCRC as of December 31, 1998. Developed acres are acres which are spaced or assignable to productive wells. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Gross acres are the total number of acres in which HCRC has a working interest. Net acres are the sum of HCRC's fractional interest owned in the gross acres.

                                           Gross             Net

Developed acreage                         91,436            28,728
Undeveloped acreage                      306,437            73,727
                                         -------          --------
   Total                                 397,873           102,455
                                         =======           =======

HCRC holds undeveloped acreage in Texas, Louisiana, Montana, Wyoming, New Mexico, Kansas, Colorado and North Dakota.

Drilling Activity

The following table sets forth the number of wells attributable to HCRC's direct interest drilled in the most recent three years.

                                                                   Year Ended December 31,
                                                               ---------------------------
                                                 1998                        1997                        1996
                                                 ----                        ----                        ----
                                         Gross          Net          Gross          Net          Gross          Net

Development Wells:
   Productive                                11           3.4           23           4.0             29           6.2
   Dry                                        5           1.5            4           1.0              4           1.0
                                             --           ---           --           ---             --           ---
     Total                                   16           4.9           27           5.0             33           7.2
                                             ==           ===           ==           ===             ==           ===

Exploratory Wells:
   Productive                                17           4.9           14           2.7              1            .1
   Dry                                       16           3.3           22           4.2              4            .6
                                             --           ---           --           ---             --           ---
     Total                                   33           8.2           36           6.9              5            .7
                                             ==           ===           ==           ===             ==           ===

Office Space

HCRC is guarantor of 40% of the obligation under the Denver, Colorado office leases which are in the name of HPI. Hallwood Energy Partners, L.P. ("HEP") is guarantor of the remaining 60% of the obligation. HPI's current lease, for approximately $600,000 per year, expires in June 1999. During February 1999, HPI entered into another office lease for approximately $600,000 per year. The new lease commences upon occupancy, which is expected to be in June or July 1999, and terminates in seven and one-half years.


ITEM 3 - LEGAL PROCEEDINGS

See Notes 14 and 15 to the financial statements included in Item 8 - Financial Statements and Supplementary Data.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1998.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

HCRC's common stock has traded over the counter on the NASDAQ National Market System under the symbol "HCRC," since June 4, 1992. As of March 24, 1999, there were 2,123 holders of record of HCRC's common stock. The following table sets forth, for the periods indicated, the high and low closing bid quotations for the common stock as reported by the National Quotation Bureau. HCRC did not pay a dividend during the periods shown. During the third quarter of 1997, the stockholders of HCRC approved a three-for-one split of HCRC's common stock. The stock split was effected by issuing, as a stock dividend, two additional shares of Common Stock for each share outstanding. The stock dividend was paid on August 11, 1997 to shareholders of record on August 4, 1997. The stockholders also approved an increase in the number of authorized shares of common stock from 2,000,000 shares to 10,000,000 shares.

HCRC Common Stock                                   High              Low

First quarter 1997                                 30 1/6           22 3/4
Second quarter 1997                                25               15
Third quarter 1997                                 30 1/2           20
Fourth quarter 1997                                26               21 1/4

First quarter 1998                                 21 9/16          14 1/4
Second quarter 1998                                16 15/16         14 3/8
Third quarter 1998                                 17 3/8           12
Fourth quarter 1998                                15                9 1/2

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

                                                              Hallwood Consolidated Resources Corporation
                                                              As of and for the Year Ended December 31,
                                                 1998            1997            1996            1995            1994
                                                 ----            ----            ----            ----            ----
                                                                  (In thousands except per share)

Summary of Operations
   Oil and gas revenues and
     pipeline operations                       $ 32,230       $ 32,258       $ 34,308         $ 25,349        $ 20,459
   Total revenue                                 32,410         32,411         34,445           25,484          20,644
   Production operating expense                  11,642         10,218         10,383            8,514           8,367
   Depreciation, depletion and
     amortization                                11,463          8,605          9,246            8,206           7,340
   Impairment                                    19,600                                          9,277           4,721
   General and administrative expense             4,451          4,884          4,011            4,630           3,842
   Net income (loss)                            (20,279)         5,585          8,210           (4,670)        (2,974)
   Net income (loss) per share - basic            (7.38)          2.05           3.00            (1.48)          (.93)
   Net income (loss) per share - diluted          (7.38)          1.97           2.91            (1.48)          (.93)

Balance Sheet
   Working capital (deficit)                   $ (5,696)      $  4,867      $     (47)        $ (7,202)      $     430
   Property, plant and equipment, net            87,322         76,031         67,285           65,433          55,011
   Total assets                                 101,167         92,371         78,468           73,939          62,125
   Noncurrent liabilities                        53,316         32,678         24,558           21,790          11,890
   Stockholders' equity                          29,589         48,686         43,061           36,635          43,589

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During 1998, HCRC had a net loss of $20,279,000, compared to a net income of $5,585,000 for 1997. The 1998 period includes noncash charges in the second, third and fourth quarters totaling $19,600,000 for property impairments which were taken to lower the capitalized cost of HCRC's properties to an amount equal to the present value, discounted at 10%, of the future net revenues attributable to those properties.

HCRC's 1998 property impairments were recorded pursuant to ceiling test limitations required by the Securities and Exchange Commission for companies using the full cost method of accounting. The total impairment was primarily attributable to the decline in commodity prices and the write-off of certain unproved acreage.

The weighted average prices received by HCRC for oil and gas have declined in each of the last four quarters. HCRC's hedges mitigated the price reductions by increasing the average oil and gas prices by 3% and 2%, respectively. HCRC's weighted average oil and gas prices, when the effects of hedging are considered, were 30% and 12% lower, respectively, for 1998 compared to 1997.

Although HCRC's production for 1998 was 21% greater than the prior year, and operating and general and administrative expenses were lower on a unit of production basis, net income was lower because of low commodity prices and costs associated with the resolution of litigation.

In December 1998 HCRC announced a proposal to consolidate HCRC with HEP and the energy interests of Hallwood Group into a new corporation called Hallwood Energy Corporation. The consolidation proposal was approved by the Board of Directors of HCRC and the general partner of HEP in December 1998. Because of the larger size of the new corporation, HCRC anticipates that the new company will have the ability to take advantage of opportunities that are unavailable to smaller entities such as HCRC and will have a better ability to raise capital. Hallwood Energy Corporation will focus on reserve growth. A Joint Proxy Statement/Prospectus for the consolidation was filed with the Securities Exchange Commission on December 30, 1998 and is proceeding through the usual SEC comment process. It is presently anticipated that the Joint Proxy Statement/Prospectus will be mailed to shareholders of HCRC and unitholders of HEP in April and that the consolidation will be concluded in May 1999. There can be no assurance, however, that all conditions to the consolidation will be satisfied by that time.

Liquidity and Capital Resources

Cash Flow

HCRC generated $6,130,000 of cash flow from operating activities during 1998.

The other primary cash inflows were:

   o     $25,500,000 from borrowings under long-term debt and

   o     $2,792,000 in distributions received from affiliates.

Cash was primarily used for:

   o $37,565,000 for property additions, exploration and development costs and

   o     $1,045,000 for payments on contract settlement obligation.

When combined with miscellaneous other cash activity during the year, the result was a decrease in HCRC's cash and cash equivalents of $3,941,000 for the year, from $4,492,000 at December 31, 1997 to $551,000 at December 31, 1998.

Property Purchases, Sales and Capital Budget

In 1998, HCRC incurred $37,565,000 in direct property additions, development, exploitation and exploration costs. The costs were comprised of $28,182,000 for property acquisitions and approximately $9,383,000 for domestic exploration and development. HCRC's 1998 capital program led to the replacement, including revisions to prior year reserves, of 120% of 1998 production using year-end prices of $10.00 per bbl and $1.85 per mcf.

In the Greater Permian Region, HCRC expended $8,385,000 acquiring oil and gas properties, including interests in approximately 570 wells, numerous proven and unproven drilling locations, exploration acreage, and 3-D seismic data. Additionally, HCRC spent approximately $488,000 to recomplete or drill nine producing development wells and one unsuccessful exploration well in the Carlsbad/Catclaw Draw areas in Lea, Eddy and Chaves Counties, New Mexico. Also, approximately $1,066,000 was spent to drill 11 exploration wells and one development well, nine of which were completed in the Merkle Project. HCRC incurred approximately $452,000 drilling three exploration wells and one development well in the Griffin area, all of which were unsuccessful.

In the Gulf Coast Region, HCRC spent approximately $430,000 for land and $941,000 to drill one Mirasoles exploration well in Kenedy County, Texas, which is currently in the completion phase. HCRC incurred approximately $365,000 to drill one successful exploration well relating to the Esperanza project in LaVaca County, Texas. Approximately $375,000 was incurred by HCRC for land and leasehold costs and an additional $615,000 for costs associated with drilling one successful exploration well in Bell County, Texas. 1998 costs relating to the East Smith Point project in Chambers County, Texas were approximately $426,000 for land and geologic and geophysical data and an additional $305,000 to drill one unsuccessful exploration well in the area. In addition approximately $217,000 was incurred in 1998 by HCRC to drill one well now plugged and abandoned as part of the Bison project in Lafayette Parish, Louisiana.

HCRC's significant property acquisition in the Rocky Mountain Region was approximately $17,291,000 for the purchase of a volumetric production payment in the Colorado San Juan Basin. Additionally, HCRC's significant exploration and development expenditures in the Rocky Mountain Region included approximately $120,000 to complete a successful exploration well within the Cajon Lake Field in Utah; approximately $565,000 to drill three successful wells in the Colorado Western Slope area; approximately $245,000 to drill an unsuccessful exploration well in the West Sioux area of Montana; and approximately $728,000 to drill three horizontal wells in Toole County, Montana, two of which were successful.

See Item 2 - Properties, for further discussion of HCRC's exploration and development projects.

Long-lived assets, other than oil and gas properties, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To date, the Company has not recognized any impairment losses on long-lived assets other than oil and gas properties.

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

On April 1, 1996, HCRC made another offer to purchase holding of 99 or fewer shares from its stockholders of record as of March 25, 1996. The offer was for the period from April 1, 1996 through May 3, 1996. The Company repurchased a total of 77,790 shares at a price of $11.33 per share. HCRC resold 38,895 of these shares to HEP at the price paid by HCRC for such shares, resulting in a net repurchase cost to HCRC of $438,000.

Financing

On December 23, 1997, HCRC sold $25,000,000 of 10.32% Senior Subordinated Notes ("Subordinated Notes") due December 23, 2007 to The Prudential Insurance Company of America ("Prudential"). HCRC also sold Warrants to Prudential to purchase 98,599 shares of Common Stock at an exercise price of $28.99 per share. The Subordinated Notes bear interest at the rate of 10.32% per annum on the unpaid balance, payable quarterly. Annual principal payments of $5,000,000 are due on each of December 23, 2003 through December 23, 2007.

The proceeds from the Subordinated Notes were allocated to the Subordinated Notes and to the Warrants based upon the relative fair values of the Subordinated Notes without the Warrants and of the Warrants themselves at the time of issuance. The allocated value of the Warrants of $1,032,000 was recorded as paid-in-capital. The discount on the Subordinated Notes is being amortized over the term of the Subordinated Notes using the interest method of amortization.

Because of the substantial property impairments taken in 1998, HCRC's net worth at December 31, 1998, was less than the amount required under the terms of its Subordinated Note agreement. At December 31, 1998, HCRC was not in compliance with the net worth covenant under the Subordinated Note agreement and under its Credit Agreement. HCRC has obtained a waiver of compliance with the covenants from both the Subordinated Note holder and HCRC's lenders under its Credit Agreement. In March 1999, the Subordinated Note agreement was amended to reduce the net worth requirement to $25,000,000 until the earlier of March 31, 2000 or the last day of the fiscal quarter immediately before the consolidation with HEP.

During 1997, the Company and its banks amended their Credit Agreement to extend the term date of the line of credit to May 31, 1999. The banks are Morgan Guaranty Trust Company, First Union National Bank and NationsBank of Texas. Under the Credit Agreement, HCRC has a borrowing base of $26,500,000. As of December 31, 1998, the Company had amounts outstanding of $25,500,000. HCRC's unused borrowing base totaled $1,000,000 at March 24, 1999.

Borrowings against the Credit Agreement bear interest, at the option of the Company, at either (i) the banks' Certificate of Deposit rate plus from 1.375% to 1.875%, (ii) the Euro-Dollar rate plus from 1.25% to 1.75% or (iii) the higher of the prime rate of Morgan Guaranty Trust or the sum of one-half of 1% and the Federal funds rate, plus .75%. The applicable interest rate was 6.75% at December 31, 1998. Interest is payable at least quarterly, and quarterly principal payments of $1,594,000 commence May 31, 1999. The Credit Agreement is secured by a first lien on approximately 80% in value of the Company's oil and gas properties.

The borrowing base for the Credit Agreement is redetermined semiannually, and the next redetermination is scheduled for the second quarter of 1999. HCRC anticipates that, because of low oil and gas prices, its lenders will reduce the borrowing base and that HCRC will be required to make a principal payment on its debt. Any required principal payment will reduce the amount available for HCRC's capital budget.

As part of its risk management strategy, HCRC enters into financial contracts to hedge the interest payments related to a portion of its outstanding borrowings under its Credit Agreement. HCRC does not use the hedges for trading purposes, but rather to protect against the variability of cash flows under its Credit Agreement, which has a floating interest rate. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.

As  of  March  24,  1999,   HCRC  was  a  party  to  six  contracts  with  three
counterparties. The following table provides a summary of the Company's financial contracts.

                                                  Average
                           Amount of              Contract
      Period              Debt Hedged            Floor Rate

       1999               $13,000,000               5.70%
       2000                15,000,000               5.65%
       2001                12,000,000               5.23%
       2002                12,500,000               5.23%
       2003                12,500,000               5.23%
       2004                 2,000,000               5.23%

Stock Split

During July 1997, the stockholders of HCRC approved an increase in the number of authorized shares of its Common Stock from 2,000,000 shares to 10,000,000 shares. HCRC also declared a three-for-one split of its outstanding, Common Stock. The stock split was effected by issuing, as a stock dividend, two additional shares of Common Stock for each share outstanding. The stock dividend was paid on August 11 to shareholders of record on August 4. All share and per share information has been restated to reflect the three-for-one stock split.

Stock Option Plans

During 1995, the Company adopted a stock option plan covering 159,000 shares of Common Stock and granted options for all of the shares under the plan. The options were granted effective July 1, 1995 at an exercise price of $6.67 per share, which was equal to the fair market value of the Common Stock on the date of grant. The options expire on July 1, 2005, unless sooner terminated pursuant to the provisions of the plan. During 1997, options to purchase 9,200 shares were exercised, and during 1998 options to purchase 21,040 shares were exercised.

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

On May 5, 1998, HCRC granted options to purchase 9,540 shares of Common Stock under its 1997 Stock Option Plan at an exercise price of $15.75 which was equal to the fair market value of the Common Stock on the date of grant. One-third of the options vest immediately, and the remainder vest one-half on the first anniversary of the date of grant and one-half on the second anniversary of the date of grant.

On May 5, 1998, HCRC also granted options to purchase 9,540 shares of Common Stock at an exercise price of $15.75 per share which was equal to the fair market value of the Common Stock on the date of grant. These options were not granted pursuant to a previously existing plan, but are subject to terms and conditions identical to those in HCRC's 1995 Stock Option Plan. One-third of the options vest immediately, and the remainder vest one-half on the first anniversary of the date of grant and one-half on the second anniversary of the date of grant.

Gas Balancing

HCRC uses the sales method to account for gas balancing. Under this method, HCRC recognizes revenue on all of its sales of production, and any over-production or under-production is recovered at a future date.

As of December 31, 1998, HCRC had a net over-produced position of 347,000 mcf ($642,000 valued at year-end prices). The management of HCRC believes that this imbalance can be made up with production from existing wells or from wells which will be drilled as offsets to current producing wells and that this imbalance will not have a material effect of HCRC's results of operations, liquidity and capital resources. The reserves discussed in Item 2 and Item 8 have been reduced by 347,000 mcf in order to reflect HCRC's gas balancing position.

Recently Issued Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted SFAS 130 on January 1, 1998. The Company does not have any items of other comprehensive income for the years ended December 31, 1998, 1997 and 1996. Therefore, total comprehensive income (loss) is the same as net income
(loss) for those years.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting selected information about operating segments and related disclosures about products and services, geographic areas, and major customers. SFAS 131 requires that an entity report financial and descriptive information about its operating segments which are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. HCRC adopted FAS 131 in 1998.

The Company engages in the development, production and sale of oil and gas, and the acquisition, exploration, development and operation of oil and gas properties in the continental United States. These activities exhibit similar economic characteristics and involve the same products, production processes, class of customers, and methods of distribution. Management of the Company evaluates its performance as a whole rather than by product or geographically. As a result, HCRC's operations consist of one reportable segment.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and the resulting designation. The Company is required to adopt SFAS 133 on January 1, 2000. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 133.

Cautionary Statement Regarding Forward-Looking Statements

In the interest of providing the shareholders with certain information regarding the Company's future plans and operations, certain statements set forth in this Form 10-K relate to management's future plans and objectives. Such statements are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although any forward-looking statements contained in this Form 10-K or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result.

These risks and uncertainties include, among others:

Volatility of oil and gas prices. It is impossible to predict future oil and gas price movements with certainty. Declines in oil and gas prices may materially adversely affect HCRC's financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Lower oil and gas prices may also reduce the amount of oil and gas that HCRC can produce economically.

HCRC's revenues, profitability, future growth and ability to borrow funds or obtain additional capital, as well as the carrying value of its properties, will be substantially dependent upon prevailing prices of oil and gas. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond HCRC's control.

Competition from larger, more established oil and gas companies. HCRC encounters competition from other oil and gas companies in all areas of its operations, including the acquisition of exploratory prospects and proven properties. HCRC's competitors include major integrated oil and gas companies and numerous independent oil and gas companies, individuals and drilling and income programs. Many of its competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than HCRC's and, in many instances, have been engaged in the oil and gas business for a much longer time than HCRC. Those companies may be able to pay more for exploratory prospects and productive oil and gas properties, and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than HCRC's financial or human resources permit. HCRC's ability to explore for oil and gas prospects and to acquire additional properties in the future will be dependent upon its ability to conduct its operations, to evaluate and select suitable properties and to consummate transactions in highly competitive environments.

Risks of drilling activities. HCRC's success will be materially dependent upon the continued success of its drilling program. HCRC's future drilling activities may not be successful and, if drilling activities are unsuccessful, such failure will have an adverse effect on HCRC's future results of operations and financial condition. Oil and gas drilling involves numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered, even if the reserves targeted are classified as proved. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs and the delivery of equipment. Although HCRC has identified numerous drilling prospects, there can be no assurance that such prospects will be drilled or that oil or gas will be produced from any such identified prospects or any other prospects.

Risks relating to the acquisition of oil and gas properties. The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and gas prices, operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In connection with such an assessment, HCRC will perform a review of the subject properties that it believes to be generally consistent with industry practices. This usually includes on-site inspections and the review of reports filed with various regulatory entities. Such a review, however, will not reveal all existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. Inspections may not always be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of these problems. There can be no assurances that any acquisition of property interests by HCRC will be successful and, if an acquisition is unsuccessful, that the failure will not have an adverse effect on HCRC's future results of operations and financial condition.

Hazards relating to well operations and lack of insurance. The oil and gas business involves certain hazards such as well blowouts; craterings; explosions; uncontrollable flows of oil, gas or well fluids; fires; formations with abnormal pressures; pollution; and releases of toxic gas or other environmental hazards and risks, any of which could result in substantial losses to HCRC. In addition, HCRC may be liable for environmental damages caused by previous owners of property purchased or leased by HCRC. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of HCRC's properties. While HCRC believes that it maintains all types of insurance commonly maintained in the oil and gas industry, it does not maintain business interruption insurance. In addition, HCRC cannot predict with certainty the circumstances under which an insurer might deny coverage. The occurrence of an event not fully covered by insurance could have a materially adverse effect on HCRC's financial condition and results of operations.

Future oil and gas production depends on continually replacing and expanding reserves. In general, the volume of production from oil and gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. HCRC's future oil and gas production is, therefore, highly dependent upon its ability to economically find, develop or acquire additional reserves in commercial quantities. Except to the extent HCRC acquires properties containing proved reserves or conducts successful exploration and development activities, or both, the proved reserves of HCRC will decline as reserves are produced. The business of exploring for, developing or acquiring reserves is capital-intensive. To the extent cash flow from operations is reduced, and external reserves of capital become limited or unavailable, HCRC's ability to make the necessary capital investments to maintain or expand its asset base of oil and gas reserves would be impaired. In addition, there can be no assurance that HCRC's future exploration, development and acquisition activities will result in additional proved reserves or that HCRC will be able to drill productive wells at acceptable costs. Furthermore, although HCRC's revenues could increase if prevailing prices for oil and gas increase significantly, HCRC's finding and development costs could also increase.

Estimates of reserves and future cash flows are imprecise. Reservoir engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies, and assumptions concerning future oil and gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected from them prepared by different engineers, or by the same engineers but at different times, may vary substantially, and such reserve estimates may be subject to downward or upward adjustment based upon such factors. In addition, the status of the exploration and development program of any oil and gas company is ever-changing. Consequently, reserve estimates also vary over time. Actual production, revenues and expenditures with respect to HCRC's reserves will likely vary from estimates, and such variances may be material.

Inflation and Changing Prices

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of HCRC, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions and government regulations and tax laws. Prices for both oil and gas have fluctuated from 1996 through 1998, with a distinct downward trend in both oil and gas prices occurring in the calendar year 1998. HCRC anticipates that both oil and gas prices will remain low throughout 1999. In preparing its 1999 budget, HCRC has estimated that the weighted average oil price (for barrels not hedged) will be $11.00 per barrel, and the weighted average price of natural gas (for mcf not hedged) will be $1.70 per mcf for the year. There can be no assurance that HCRC's forecast is accurate. If prices decrease further, it can be expected that the results of operations and cash flow will be affected, and HCRC's capital budget will decrease.

The following table presents the weighted average prices received per year by HCRC, and the effects of the hedging transactions discussed below.

                      Oil                        Oil                        Gas                        Gas
            (excluding the effects     (including the effects     (excluding the effects     (including the effects
                  of hedging                 of hedging                 of hedging                 of hedging
                 transactions   )           transactions   )           transactions   )           transactions   )
              -------------------        -------------------        -------------------        -------------------
                     (Bbl)                      (Bbl)                      (Mcf)                      (Mcf)

  1998              $12.75                     $13.12                      $1.87                       $1.91
  1997                19.13                     18.87                       2.39                        2.17
  1996                20.96                     20.13                       2.11                        1.99

As part of its risk management strategy, HCRC enters into financial contracts to hedge the price of its oil and natural gas. The purpose of the hedges is to provide protection against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of the hedge contracts are recognized as increases or decreases in oil or gas revenue at the time the hedged volumes are sold. During 1998, HCRC did not enter into additional oil price hedges for future years because hedge contracts at prices HCRC considers advantageous are not available.

The financial contracts used by HCRC to hedge the price of its oil and natural gas production are swaps, collars and participating hedges. Under the swap contracts, HCRC sells its oil and gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices. As of March 24, 1999, HCRC was a party to 18 financial contracts with three different counterparties.

The following table provides a summary of the Company's financial contracts:

                          Oil
              Percent of Direct Production       Contract
  Period                Hedged                 Floor Price
                                                (per bbl)

   1999                    4%                      $14.88

All of the oil volumes hedged are subject to participating hedges whereby HCRC will receive the contract price if the posted futures price is lower than the contract price, and will receive the contract price plus 25% of the difference between the contract price and the posted futures price if the posted futures price is greater than the contract price. All of the volumes hedged are subject to a collar agreement whereby HCRC will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $16.50 to $18.35 per barrel.

                          Gas
              Percent of Direct Production       Contract
  Period                Hedged                 Floor Price
                                                (per mcf)

   1999                    42%                     $1.95
   2000                    33%                      1.95
   2001                    33%                      1.92
   2002                    32%                      1.98

During the first quarter through March 24, 1999, the weighted average oil price (for barrels not hedged) was approximately $10.95 per barrel, and the weighted average price of natural gas (for mcfs not hedged) was approximately $1.65 per mcf. Inflation

Inflation did not have a material impact on the Company in 1998, 1997 and 1996 and is not anticipated to have a material impact in 1999.

Results of Operations

The following tables are presented to contrast HCRC's revenue, expense and earnings for discussion purposes. Significant fluctuations are discussed in the accompanying narrative.

The "direct owned" column represents HCRC's direct royalty and working share interests in oil and gas properties. The "HEP" column represents HCRC's share of the results of operations of HEP; HCRC owned approximately 19% of the outstanding limited partner units of HEP during 1996, 1997 and 1998.



                                 TABLE OF HCRC EARNINGS FOR MANAGEMENT DISCUSSION
                                            (In thousands except price)


                                            For the Year Ended December 31, 1998              For the Year Ended December 31, 1997
                                            ------------------------------------               ------------------------------------
                                               Direct                                    Direct
                                               Owned        HEP         Total            Owned              HEP             Total

Gas production (mcf)                            8,139       2,416      10,555             5,951            2,012             7,963
Oil production (bbl)                              576         140         716               576              135               711

Average gas price                             $  1.87     $  2.04     $  1.91           $  2.14          $  2.25           $  2.17
Average oil price                              $12.97      $13.71      $13.12            $18.84           $19.00            $18.87

Gas revenue                                   $15,222      $4,920     $20,142           $12,719           $4,532           $17,251
Oil revenue                                     7,473       1,919       9,392            10,851            2,565            13,416
Pipeline and other                              1,947         749       2,696             1,035              556             1,591
Interest income                                   112          68         180                84               69               153
                                              -------     -------     -------          --------          -------         ---------
         Total revenue                         24,754       7,656      32,410            24,689            7,722            32,411

Production operating                            9,349       2,293      11,642             8,108            2,110            10,218
General and administrative                      3,535         916       4,451             3,908              976             4,884
Interest                                        3,634         526       4,160             1,675              583             2,258
Depreciation, depletion, and amortization       8,948       2,515      11,463             6,621            1,984             8,605
Impairment of oil and gas properties           19,600                  19,600
Litigation                                        827         260       1,087
                                              -------      ------     -------       -----------        ---------            -------
                                               45,893       6,510      52,403            20,312            5,653            25,965

INCOME (LOSS) BEFORE INCOME
     TAXES                                   (21,139)       1,146    (19,993)             4,377            2,069             6,446
                                             -------        -----    -------            -------            -----           -------

PROVISION (BENEFIT) FOR
     INCOME TAXES:
         Current                                (164)                   (164)               961                                961
         Deferred                                 450                     450             (100)                              (100)
                                            ---------               ---------         --------                           --------
                                                  286                     286               861                                861
                                            ---------               ---------          --------                           --------

NET INCOME (LOSS)                           $(21,425)      $1,146   $(20,279)          $  3,516           $2,069          $  5,585
                                             =======        =====    =======            =======            =====           =======



                                 TABLE OF HCRC EARNINGS FOR MANAGEMENT DISCUSSION
                                            (In thousands except price)


                                                     For the Year Ended December 31, 1996
                                                   Direct
                                                   Owned              HEP              Total

Gas production (mcf)                                6,134             2,146            8,280
Oil production (bbl)                                  668               169              837

Average gas price                                 $  1.93           $  2.15          $  1.99
Average oil price                                  $20.17            $19.98           $20.13

Gas revenue                                       $11,826            $4,620          $16,446
Oil revenue                                        13,476             3,376           16,852
Pipeline and other                                    510               500            1,010
Interest income                                        28               109              137
                                               ----------            ------         --------
         Total revenue                             25,840             8,605           34,445

Production operating                                8,203             2,180           10,383
General and administrative                          3,186               825            4,011
Interest                                            1,800               730            2,530
Depreciation, depletion, and amortization           7,050             2,196            9,246
Other                                                  24                90              114
                                               ----------           -------         --------
                                                   20,263             6,021           26,284

INCOME BEFORE INCOME TAXES                          5,577             2,584            8,161
                                                  -------             -----          -------

PROVISION (BENEFIT) FOR
     INCOME TAXES:
         Current                                      301                                301
         Deferred                                   (350)                              (350)
                                                 -------                            -------
                                                     (49)                               (49)
                                                --------                           --------

NET INCOME                                         $5,626            $2,584           $8,210
                                                    =====             =====            =====

1998 Compared to 1997

Gas Revenue

Gas revenue increased $2,891,000 during 1998 compared with 1997. The increase is comprised of an increase in production from 7,963,000 mcf in 1997 to 10,555,000 mcf in 1998 partially offset by a decrease in the average gas price from $2.17 per mcf in 1997 to $1.91 per mcf in 1998. Production increased because two temporarily shut-in wells were back on line. The two wells were temporarily shut-in during the second quarter of 1997 while workover procedures were performed. The increase in gas production is also due to an expansion of the gathering system in San Juan County, New Mexico during 1998.

The effect of HCRC's hedging activity was to increase HCRC's average price from $1.87 per mcf to $1.91 per mcf, resulting in a $422,000 increase in revenue.

Oil Revenue

Oil revenue decreased $4,024,000 during 1998 compared with 1997. The decrease in revenue is primarily due to a decrease in price from $18.87 per barrel in 1997 to $13.12 per barrel in 1998, partially offset by an increase in production from 711,000 barrels in 1997 to 716,000 barrels in 1998. Production increased slightly because two temporarily shut-in wells were back on line. The two wells were temporarily shut-in during the second quarter of 1997 while workover procedures were performed. This increase in production was partially offset by normal production declines.

The effect of HCRC's hedging transactions was to increase HCRC's average oil price from $12.75 per barrel to $13.12 per barrel, resulting in a $265,000 increase in revenue.

Pipeline and Other

Pipeline and other revenue consists of revenue derived from saltwater disposal, incentive and tax credit payments from certain coalbed methane wells, and other miscellaneous revenue. Pipeline and other revenue increased $1,105,000 during 1998 compared to 1997, primarily due to increased incentive payment income resulting from HCRC's acquisition of a volumetric production payment during May 1998.

Interest Income

Interest income increased $27,000 during 1998 compared with 1997 primarily due to an increase in the average cash balance during 1998.

Production Operating Expense

Production operating expense increased $1,424,000 during 1998 compared to 1997. The increase is due to increased operating costs resulting from the drilling projects completed during 1997 as well as the additional operating expenses related to the properties acquired in the Arcadia acquisition during October 1998.

General and Administrative Expense

General and administrative expense includes costs incurred for direct administrative services such as legal, audit and reserve reports as well as allocated internal overhead incurred by HPI on behalf of the Company. These costs decreased $433,000 during 1998 compared to 1997, primarily as a result of decreased performance based compensation during 1998.

Interest Expense

Interest expense increased $1,902,000 in 1998 compared to 1997, primarily as a result of a higher average debt balance during 1998.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense associated with proved oil and gas properties increased $2,858,000 during 1998 compared with 1997. This increase is due to a higher depletion rate resulting from the increased production discussed above, as well as higher capitalized costs during 1998.

Impairment of Oil and Gas Properties

Impairment of oil and gas properties during 1998 represents the impairments recorded during 1998 because capitalized costs exceeded the present value (discounted at 10%) of estimated future net revenues from proved oil and gas reserves at June 30, 1998, September 30, 1998 and December 31, 1998, based on prices of $13.00 per barrel of oil and $1.90 per mcf of gas, $12.75 per barrel of oil and $1.80 per mcf of gas and $10.00 per barrel of oil and $1.85 per mcf of gas, respectively.

Litigation

Litigation expense during 1998 is comprised of the costs related to the Arcadia arbitration described in Item 8, Note 14.

1997 Compared to 1996

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

The effect of HCRC's hedging transactions was to decrease HCRC's average oil price from $19.13 per barrel to $18.87 per barrel, resulting in a $185,000 decrease in revenue.

Pipeline and Other

Pipeline and other revenue increased $581,000 during 1997 as compared to 1996, primarily due to the receipt of insurance proceeds during 1997, which reimbursed a portion of expense incurred in a prior period to settle certain litigation.

Production Operating Expense

Production operating expense decreased $165,000 during 1997 as compared to 1996. The decrease is the result of lower production taxes due to the decrease in production discussed above.

General and administrative Expense

General and administrative expense increased $873,000 during 1997 as compared to 1996, primarily as a result of increased performance based compensation during 1997.

Interest Expense

Interest expense decreased $272,000 in 1997 as compared to 1996, primarily as a result of a lower average debt balance during 1997.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense decreased $641,000 during 1997 as compared with 1996. This decrease is due to a lower depletion rate resulting from the decreased production discussed above.

Other

Other expense for 1996 is comprised of numerous miscellaneous items, none of which is individually significant.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HCRC's primary market risks relate to changes in interest rates and in the prices received from sales of oil and natural gas. HCRC's primary risk management strategy is to partially mitigate the risk of adverse changes in its cash flows caused by increases in interest rates on its variable rate debt, and decreases in oil and natural gas prices, by entering into derivative financial and commodity instruments, including swaps, collars and participating commodity hedges. By hedging only a portion of its market risk exposures, HCRC is able to participate in the increased earnings and cash flows associated with decreases in interest rates and increases in oil and natural gas prices; however, it is exposed to risk on the unhedged portion of its variable rate debt and oil and natural gas production.

Historically, HCRC has attempted to hedge the exposure related to its variable rate debt and its forecasted oil and natural gas production in amounts which it believes are prudent based on the prices of available derivatives and, in the case of production hedges, the Company's deliverable volumes. HCRC attempts to manage the exposure to adverse changes in the fair value of its fixed rate debt agreements by issuing fixed rate debt only when business conditions and market conditions are favorable.

HCRC does not use or hold derivative instruments for trading purposes nor does it use derivative instruments with leveraged features. HCRC's derivative instruments are designated and effective as hedges against its identified risks, and do not of themselves expose HCRC to market risk because any adverse change in the cash flows associated with the derivative instrument is accompanied by an offsetting change in the cash flows of the hedged transaction.

Notes 1 and 4 to the financial statements provide further disclosure with respect to derivatives and related accounting policies.

All derivative activity is carried out by personnel who have appropriate skills, experience and supervision. The personnel involved in derivative activity must follow prescribed trading limits and parameters that are regularly reviewed by the Board of Directors and by senior management. HCRC uses only well-known, conventional derivative instruments and attempts to manage its credit risk by entering into financial contracts with reputable financial institutions.

Following are disclosures regarding HCRC's market risk sensitive instruments by major category. Investors and other users are cautioned to avoid simplistic use of these disclosures. Users should realize that the actual impact of future interest rate and commodity price movements will likely differ from the amounts disclosed below due to ongoing changes in risk exposure levels and concurrent adjustments to hedging positions. It is not possible to accurately predict future movements in interest rates and oil and natural gas prices.

Interest Rate Risks (non trading) - HCRC uses both fixed and variable rate debt to partially finance operations and capital expenditures. As of December 31, 1998, HCRC's debt consists of $25.5 million in borrowings under its Credit Agreement which bear interest at a variable rate, and $25 million in borrowings under its 10.32% Senior Subordinated Notes which bear interest at a fixed rate. HCRC hedges a portion of the risk associated with its variable rate debt through derivative instruments, which consist of interest rate swaps and collars. Under the swap contracts, HCRC makes interest payments on its Credit Agreement as scheduled and receives or makes payments based on the differential between the fixed rate of the swap and a floating rate plus a defined differential. These instruments reduce HCRC's exposure to increases in interest rates on the hedged portion of its debt by enabling it to effectively pay a fixed rate of interest or a rate which only fluctuates within a predetermined ceiling and floor. A hypothetical increase in interest rates of two percentage points would cause a loss in income and cash flows of $510,000 during 1999, assuming that outstanding borrowings under the Credit Agreement remain at current levels. This loss in income and cash flows would be offset by a $201,500 increase in income and cash flows associated with the interest rate swap and collar agreements that are in effect for 1999.

A hypothetical decrease in interest rates of two percentage points would cause an increase in the fair value of $2,282,000 in HCRC's Senior Subordinated Notes from their fair value at December 31, 1998.

Commodity Price Risk (non trading) - HCRC hedges a portion of the price risk associated with the sale of its oil and natural gas production through the use of derivative commodity instruments, which consist of swaps, collars and participating hedges. These instruments reduce HCRC's exposure to decreases in oil and natural gas prices on the hedged portion of its production by enabling it to effectively receive a fixed price on its oil and natural gas sales or a price that only fluctuates between a predetermined floor and ceiling. HCRC's participating hedges also enable HCRC to receive 25% of any increase in prices over the fixed prices specified in the contracts. As of March 24, 1999, HCRC had entered into derivative commodity hedges covering an aggregate of 23,000 barrels of oil and 11,787,000 mcf of gas that extend through 2002. Under the these contracts, HCRC sells its oil and natural gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices. The amount received or paid upon settlement of these contracts is recognized as oil or natural gas revenues at the time the hedged volumes are sold. A hypothetical decrease in oil and natural gas prices of 10% from the prices in effect as of December 31, 1998 would cause a loss in income and cash flows of $2,890,000 during 1999, assuming that oil and gas production remain at 1998 levels. This loss in income and cash flows would be offset by a $705,000 increase in income and cash flows associated with the oil and natural gas derivative contracts that are in effect for 1999.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                               Page

FINANCIAL STATEMENTS:

Independent Auditors' Report                                                                                     31

Consolidated Balance Sheets at December 31, 1998 and 1997                                                     32-33

Consolidated Statements of Operations for the years ended
   December 31, 1998, 1997 and 1996                                                                              34

Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1998, 1997 and 1996                                                                              35

Consolidated Statements of Cash Flows for the years ended
   December 31, 1998, 1997 and 1996                                                                              36

Notes to Consolidated Financial Statements                                                                    37-49

SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)                                                      50-53

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of Hallwood Consolidated Resources Corporation:

We have audited the consolidated financial statements of Hallwood Consolidated Resources Corporation as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, listed in the accompanying index at
Item 8. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hallwood Consolidated Resources Corporation at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Denver, Colorado
March 24, 1999



                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                           (In thousands except shares)


                                                                             December 31,
                                                                                 1998                   1997

CURRENT ASSETS
  Cash and cash equivalents                                                  $      551            $    4,492
  Accrued oil and gas revenue                                                     3,053                 4,266
  Due from affiliates                                                             4,246                 2,418
  Prepaid and other assets                                                          285                   115
  Current assets of affiliates                                                    4,431                 3,854
                                                                              ---------             ---------
       Total current assets                                                      12,566                15,145
                                                                               --------              --------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Oil and gas properties (full cost method)
    Proved oil and gas properties                                               336,713               294,922
    Unproved mineral interests - domestic                                         2,813                 2,250
                                                                              ---------             ---------
       Total                                                                    339,526               297,172

  Less - accumulated depreciation, depletion,
     amortization and impairment                                               (252,204)             (221,141)
                                                                                -------               -------
       Net property, plant and equipment                                         87,322                76,031
                                                                               --------              --------

OTHER ASSETS
  Deferred expenses                                                               1,201                   729
  Deferred tax asset                                                                                      450
  Noncurrent assets of affiliate                                                     78                    16
                                                                            -----------           -----------
       Total other assets                                                         1,279                 1,195
                                                                              ---------             ---------

TOTAL ASSETS                                                                   $101,167             $  92,371
                                                                                =======              ========






















                                         (Continued on the following page)


                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                           (In thousands except shares)



                                                                                        December 31,
                                                                                 1998                   1997

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                   $    3,886            $    3,087
   Current portion of long-term debt                                               4,781
   Current portion of contract settlement obligation                                                     1,039
   Current liabilities of affiliates                                               9,595                 6,881
                                                                               ---------             ---------
       Total current liabilities                                                  18,262                11,007
                                                                                --------              --------

NONCURRENT LIABILITIES
   Long-term debt                                                                 44,774                25,000
   Long-term obligations of affiliates                                             8,482                 7,589
   Deferred liability                                                                 60                    89
                                                                              ----------            ----------
       Total noncurrent liabilities                                               53,316                32,678
                                                                                --------              --------

       Total liabilities                                                          71,578                43,685
                                                                                --------              --------

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS' EQUITY
  Common  stock,  par  value  $.01  per  share;  10,000,000  shares  authorized;
     3,007,852 shares issued in 1998 and 2,986,812 shares
     issued in 1997                                                                   30                    30
   Additional paid-in capital                                                     81,283                80,111
   Accumulated deficit                                                           (47,860)              (27,581)
   Treasury stock - 258,395 shares in 1998 and 259,278
     shares in 1997                                                               (3,864)               (3,874)
                                                                               ---------             ---------
       Stockholders' equity - net                                                 29,589                48,686
                                                                               ---------              --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $101,167             $  92,371
                                                                                 =======              ========


















         The accompanying notes are an integral part of the consolidated financial statements.



                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (In thousands except per share)



                                                                               For the Year Ended December 31,
                                                                           1998             1997              1996

REVENUES:
   Gas revenue                                                           $ 20,142          $ 17,251          $ 16,446
   Oil revenue                                                              9,392            13,416            16,852
   Pipeline and other                                                       2,696             1,591             1,010
   Interest                                                                   180               153               137
                                                                        ---------         ---------         ---------
                                                                           32,410            32,411            34,445
                                                                          -------           -------           -------

EXPENSES:
   Production operating                                                    11,642            10,218            10,383
   General and administrative                                               4,451             4,884             4,011
   Interest                                                                 4,160             2,258             2,530
   Depreciation, depletion and amortization                                11,463             8,605             9,246
   Impairment of oil and gas properties                                    19,600
   Litigation                                                               1,087
   Other                                                                                                          114
                                                                      -----------       -----------          --------
                                                                           52,403            25,965            26,284
                                                                          -------           -------           -------

INCOME (LOSS) BEFORE INCOME TAXES                                         (19,993)            6,446             8,161
                                                                          -------          --------          --------

PROVISION (BENEFIT) FOR INCOME TAXES:
   Current                                                                   (164)              961               301
   Deferred                                                                   450              (100)             (350)
                                                                         --------          --------          --------
                                                                              286               861               (49)
                                                                         --------          --------         ---------

NET INCOME (LOSS)                                                        $(20,279)        $   5,585         $   8,210
                                                                          =======          ========          ========

NET INCOME (LOSS) PER SHARE - BASIC                                    $    (7.38)       $     2.05        $     3.00
                                                                        =========         =========         =========

NET INCOME (LOSS) PER SHARE - DILUTED                                  $    (7.38)       $     1.97        $     2.91
                                                                        =========         =========         =========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                                              2,747             2,719             2,733
                                                                         ========          ========          ========














         The accompanying notes are an integral part of the consolidated financial statements.

                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (In thousands)


                                                    Additional
                                        Common        Paid-in       Accumulated      Treasury
                                         Stock        Capital         Deficit         Stock          Total

Balance, December 31, 1995             $  30        $ 81,811          $(41,376)      $ (3,830)     $ 36,635

  Repurchase and retirement
     of common stock                                  (1,750)                                         (1,750)
  Exercise of common stock
     options                                              10                                             10
  Increase in treasury shares                                                             (44)           (44)
  Net income                                                              8,210                       8,210
                                      ------       ----------          --------     ---------      --------

Balance, December 31, 1996                30          80,071           (33,166)        (3,874)       43,061

  Exercise of common stock
     options                                               61                                             61
  Other                                                  (21)                                            (21)
  Net income                                                             5,585                         5,585
                                       -----       ----------         --------     ----------       --------

Balance, December 31, 1997                30           80,111          (27,581)        (3,874)        48,686

  Exercise of common stock
     options                                              140                                            140
  Allocated value of common
     stock warrants                                     1,032                                          1,032
  Decrease in treasury shares                                                              10             10
  Net loss                                                             (20,279)                      (20,279)
                                       -----       ----------         --------     ----------       --------

Balance, December 31, 1998            $   30         $ 81,283         $(47,860)       $ (3,864)     $ 29,589
                                       =====          =======          =======         =======       =======




















         The accompanying notes are an integral part of the consolidated financial statements.


                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)


                                                                          For the Year Ended December 31,
                                                                      1998             1997              1996

OPERATING ACTIVITIES:
  Net income (loss)                                                 $ (20,279)      $   5,585         $   8,210
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation, depletion and amortization                       11,463            8,605             9,246
       Impairment of oil and gas properties                           19,600
       Amortization of deferred loan costs and debt
         discount                                                        203
       Deferred income tax (benefit) expense                             450              (100)             (350)
       Noncash interest expense                                            6               91                83
       Recoupment of take-or-pay liability                                (29)             (28)             (110)
       Undistributed earnings of affiliates                            (5,040)          (3,843)           (5,173)

  Changes in  operating  assets  and  liabilities  provided  (used)  cash net of noncash activity:
       Accrued oil and gas revenue                                     1,213              542             (2,134)
       Due from affiliates                                             (1,498)          (1,569)           (1,071)
       Prepaid and other assets                                          (286)            378               (382)
       Deferred expenses                                                 (472)            (729)
       Accounts payable and accrued liabilities                          799              814             (1,402)
                                                                  ----------        ---------           --------
         Net cash provided by operating activities                     6,130            9,746             6,917
                                                                    --------         --------          --------

INVESTING ACTIVITIES:
  Additions to oil and gas properties                                 (28,182)          (2,822)           (2,182)
  Exploration and development costs incurred                           (9,383)          (9,284)           (7,578)
  Proceeds from oil and gas property sales                               107               40             1,368
  Distributions received from affiliates                               2,792            1,144             1,144
  Investment in Spraberry properties                                                                      (6,338)
                                                                -------------     -------------        ---------
         Net cash used in investing activities                        (34,666)         (10,922)          (13,586)
                                                                     --------         --------          --------

FINANCING ACTIVITIES:
  Proceeds from long-term debt                                        25,500           29,000            10,000
  Payments of long-term debt                                                           (24,000)           (2,000)
  Repurchase and retirement of common stock                                                               (1,750)
  Payments on contract settlement obligation                           (1,045)                              (118)
  Exercise of stock options                                              140               61                10
  Other financing activities                                                               (21)              16
                                                                -------------       ----------       ----------
         Net cash provided by financing activities                    24,595            5,040             6,158
                                                                    --------         --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                          (3,941)          3,864               (511)

CASH AND CASH EQUIVALENTS:

  BEGINNING OF YEAR                                                    4,492              628             1,139
                                                                    --------         --------          --------

  END OF YEAR                                                     $      551        $   4,492         $     628
                                                                   =========         ========          ========

         The accompanying notes are an integral part of the consolidated financial statements.

                   HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Hallwood Consolidated Resources Corporation ("HCRC" or the "Company") is a Delaware corporation engaged in the development, production, and sale of oil and gas, and in the acquisition, exploration, development and operation of oil and gas properties. The Company's properties are primarily located in the Rocky Mountain, Mid-Continent, Greater Permian and Gulf Coast regions of the United States. The principal objective of the Company is to maximize shareholder value by increasing its reserves, production and cash flow through a balanced program of development and high potential exploration drilling, as well as selective acquisitions.

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

Capitalized costs of oil and gas properties may not exceed an amount equal to the present value discounted at 10% of estimated future net revenues from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues is computed by applying year-end prices of oil and gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. During the second, third and fourth quarters of 1998, using oil and gas prices of $13.00 per barrel of oil and $1.90 per mcf of gas, $12.75 per barrel of oil and $1.80 per mcf of gas and $10.00 per barrel of oil and $1.85 per mcf of gas, respectively, HCRC recorded oil and gas property impairment expense totaling $19,600,000.

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

Long-lived assets other than oil and gas properties which are evaluated for impairment as described above, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To date, the Company has not recognized any impairment losses on long-lived assets other than oil and gas properties.

Derivatives

As of March 24, 1999, HCRC was a party to 18 financial contracts to hedge the price of its oil and natural gas. The purpose of the hedges is to provide protection against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of these contracts are recognized as increases or decreases in oil or gas revenue at the time the hedged volumes are sold.

As of March 24, 1999, HCRC was a party to six financial contracts to hedge the interest payments under its Credit Agreement. The purpose of the hedges is to protect against the variability of the cash flows under its Credit Agreement which has a floating interest rate. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.

Gas Balancing

HCRC uses the sales method to account for gas balancing. Under this method, HCRC recognizes revenue on all of its sales of production and any over-production or under-production is recovered or repaid at a future date.

As of December 31, 1998, HCRC had a net over-produced position of 347,000 mcf ($642,000 valued at year-end prices). Current imbalances can be made up with production from existing wells or from wells which will be drilled as offsets to current producing wells. HCRC's oil and gas reserves as of December 31, 1998 have been reduced by 347,000 mcf in order to reflect HCRC's gas balancing position.

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

Use of Estimates

The preparation of the financial statements for the Company in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Computation of Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares. Diluted income per share includes the potential dilution that could occur upon exercise of the options to acquire common stock described in Note 10, computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). The warrants described in Note 6 have been ignored in the computation of diluted net income (loss) per share in all periods and the stock options have been ignored in the computation of diluted loss per share in 1998 because their inclusion would be antidilutive. All share and per share information has been restated to reflect the three-for-one stock split.

The following table reconciles the number of shares outstanding used in the calculation of basic and diluted income (loss) per share.


                                                                     Income (Loss)      Shares         Per Share
                                                                            (In thousands except per Share)

For the Year Ended December 31, 1998
   Net loss per share - basic                                           $(20,279)         2,747          $(7.38)
                                                                          ------         ------           =====
     Net loss per share - diluted                                       $(20,279)         2,747          $(7.38)
                                                                         =======         ======           =====

For the Year Ended December 31, 1997
   Net income per share - basic                                          $ 5,585          2,719            $2.05
                                                                                                            ====
  Effect of Options                                                                         116
                                                                      ----------        -------
     Net income per share - diluted                                      $ 5,585          2,835            $1.97
                                                                          ======          =====             ====

For the Year Ended December 31, 1996
   Net income per share - basic                                          $ 8,210          2,733            $3.00
                                                                                                            ====
   Effect of Options                                                                         87
                                                                      ----------       --------
     Net income per share - diluted                                      $ 8,210          2,820            $2.91
                                                                          ======          =====             ====

Treasury Stock

At December 31, 1998 and 1997, the Company owns approximately 19% of the outstanding units of HEP, which owns approximately 46% of the Company's shares; consequently, the Company has an interest in 258,395 and 259,278 of its own shares at December 31, 1998 and 1997, respectively. These shares are treated as treasury stock in the accompanying financial statements.

Significant Customers

Both oil and natural gas are purchased by refineries, major oil companies, public utilities, industrial customers and other users and processors of petroleum products. HCRC is not confined to, nor dependent upon, any one purchaser or small group of purchasers. Accordingly, the loss of a single purchaser, or a few purchasers, would not materially affect HCRC's business because there are numerous other purchasers in the areas in which HCRC sells it production. However, for the years ended December 31, 1998, 1997 and 1996, purchases by the following companies exceeded 10% of the total oil and gas revenues of the Company:

                                        1998          1997          1996
                                        ----          ----          ----

El Paso Field Services                    17%           17%           11%
Williams Gas Marketing                    13%           13%
Koch Oil Company                          12%                         23%
Conoco Inc.                               12%                         13%
Scurlock Permian Corporation                                          14%

Environmental Concerns

The Company is continually taking actions it believes are necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations. As of December 31, 1998, the Company has not been fined or cited for any environmental violations which would have a material adverse effect upon capital expenditures, earnings, cash flows or the competitive position of the Company in the oil and gas industry.

Recently Issued Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted SFAS 130 on January 1, 1998. The Company does not have any items of other comprehensive income for the years ended December 31, 1998, 1997 and 1996. Therefore, total comprehensive income (loss) is the same as net income
(loss) for those years.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting selected information about operating segments and related disclosures about products and services, geographic areas, and major customers. SFAS 131 requires that an entity report financial and descriptive information about its operating segments which are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. HCRC adopted FAS 131 in 1998.

The Company engages in the development, production and sale of oil and gas, and the acquisition, exploration, development and operation of oil and gas properties in the continental United States. These activities exhibit similar economic characteristics and involve the same products, production processes, class of customers, and methods of distribution. Management of the Company evaluates its performance as a whole rather than by product or geographically. As a result, HCRC's operations consist of one reportable segment.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and the resulting designation. The Company is required to adopt SFAS 133 on January 1, 2000. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 133.

Reclassifications

Certain reclassifications have been made to prior years' amounts to conform to the classifications used in the current year.

NOTE 2 - OIL AND GAS PROPERTIES

The following table summarizes cost information related to the Company's oil and gas activities, including its pro rata share of HEP's oil and gas activities. The Company has no material long-term supply agreements, and all reserves are located within the United States.

                         For the Year Ended December 31,
                                 1998 1997 1996
                                 (In thousands)

Property acquisition costs                        $32,172          $  3,350         $  2,830
Development costs                                   6,904             6,531            8,617
Exploration costs                                   6,552             8,064            2,206
                                                  -------           -------          -------
  Total                                           $45,628           $17,945          $13,653
                                                   ======            ======           ======

Depreciation, depletion, amortization and property impairment related to proved oil and gas properties per equivalent mcf of production for the years ended December 31, 1998, 1997 and 1996 was $2.09, $.70 and $.70, respectively.

At December 31, unproved properties consist of the following:

                                                    1998              1997
                                                    ----              ----
                                                        (In thousands)

Texas                                              $2,004           $   935
North Dakota                                          499               314
California                                                              447
Other                                                 310               554
                                                  -------           -------
                                                   $2,813            $2,250
                                                    =====             =====


NOTE 3 - PRINCIPAL ACQUISITIONS AND SALES

As a result of the arbitration discussed in Note 14, HCRC completed an $8,200,000 acquisition of properties located primarily in Texas during October 1998. The acquisition included interests in 570 wells, numerous proven and unproven drilling locations, exploration acreage and 3-D seismic data.

In July 1996, HCRC and its affiliate, HEP, acquired interests in 38 wells located primarily in LaPlata County, Colorado. An unaffiliated large East Coast financial institution formed an entity to utilize the tax credits generated from the wells. The project was financed by an affiliate of Enron Corp. through a volumetric production payment. During May 1998, a limited liability company owned equally by HCRC and HEP purchased the volumetric production payment from the affiliate of Enron Corp. HCRC funded its $17,257,000 share of the acquisition price from operating cash flow and borrowings under its Credit Agreement.

During 1997, HCRC had no individually significant property acquisitions or sales.


NOTE 4 - DERIVATIVES

As part of its risk management strategy, HCRC enters into financial contracts to hedge the price of its oil and natural gas. HCRC does not use these hedges for trading purposes, but rather for the purpose of providing protection against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of these contracts is recognized as oil or gas revenue at the time the hedged volumes are sold.

The financial contracts used by HCRC to hedge the price of its oil and natural gas production are swaps, collars and participating hedges. Under the swap contracts, HCRC sells its oil and gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices. As of March 24, 1999, HCRC was a party to 18 financial contracts with three different counterparties.

The following table provides a summary of HCRC's financial contracts:

                                Oil
                       Quantity of Production        Contract
      Period                   Hedged               Floor Price
                               (bbls)                (per bbl)

       1996                    219,000                 $18.47
       1997                    262,000                  17.88
       1998                     82,000                  14.07
       1999                     23,000                  14.88

All of the oil volumes hedged in 1999 are subject to participating hedges whereby HCRC will receive the contract price if the posted futures price is lower than the contract price, and will receive the contract price plus 25% of the difference between the contract price and the posted futures price if the posted futures price is greater than the contract price. All of the volumes hedged in 1999 are subject to a collar agreement whereby HCRC will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $16.50 to $18.35 per barrel.

                                Gas
                       Quantity of Production        Contract
      Period                   Hedged               Floor Price
                               (mcf)                 (per mcf)

       1996                   2,429,000                 $1.77
       1997                   2,413,000                  1.89
       1998                   3,545,000                  1.96
       1999                   4,237,000                  1.95
       2000                   2,923,000                  1.95
       2001                   2,503,000                  1.92
       2002                   2,124,000                  1.98

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


NOTE 5 - RELATED PARTY TRANSACTIONS

Hallwood Petroleum, Inc. ("HPI"), an affiliated entity, manages and operates certain oil and gas properties on behalf of other joint interest owners and the Company. In such capacity, HPI pays all costs and expenses of operations and distributes all revenues associated with such properties. The Company had receivables from HPI of $4,246,000 and $2,418,000 and as of December 31, 1998 and 1997, respectively. The amounts consist primarily of revenues net of operating costs and expenses. The Company reimburses HPI for actual costs and expenses, which include office rent, salaries and associated overhead for personnel of HPI engaged in the acquisition and evaluation of oil and gas properties (technical expenditures which are capitalized as costs of oil and gas properties) and general and administrative and lease operating expenditures necessary to conduct the business of the Company (nontechnical expenditures which are expensed as general and administrative or production operating expense). Reimbursements during 1998, 1997 and 1996 were as follows (in thousands):

              Technical         Nontechnical
             Expenditures       Expenditures

1998             $984              $1,392
1997              856               1,225
1996              823               1,293

Included in the nontechnical allocation from HPI attributable to the Company's direct interest is approximately $241,000 during the years ended December 31, 1998 and 1997 and $115,000 during the year ended December 31, 1996 of consulting fees under a contract with The Hallwood Group Incorporated ("Hallwood"), an affiliated company. Also included in the nontechnical allocation is $246,000, $232,000 and $234,000 in 1998, 1997 and 1996, respectively, representing costs incurred by Hallwood and its affiliates on behalf of the Company.

During the third quarter of 1994,  HPI entered into a consulting  agreement with
its  Chairman  of  the  Board  to  provide  advisory   services   regarding  the
international activities of its affiliates. The amount of consulting fees allocated to the Company under this agreement was $125,000 in 1996. The agreement terminated effective December 31, 1996.


NOTE 6 - DEBT

On December 23, 1997, HCRC sold $25,000,000 of 10.32% Senior Subordinated Notes ("Subordinated Notes") due December 23, 2007 to The Prudential Insurance Company of America ("Prudential"). HCRC also sold Warrants to Prudential to purchase 98,599 shares of Common Stock at an exercise price of $28.99 per share. The Subordinated Notes bear interest at the rate of 10.32% per annum on the unpaid balance, payable quarterly. Annual principal payments of $5,000,000 are due on each of December 23, 2003 through December 23, 2007.

The proceeds from the Subordinated Notes were allocated to the Subordinated Notes and to the Warrants based upon the relative fair values of the Subordinated Notes without the Warrants and of the Warrants themselves at the time of issuance. The allocated value of the Warrants of $1,032,000 was recorded as paid-in-capital. The discount on the Subordinated Notes is being amortized over the term of the Subordinated Notes using the interest method of amortization.

At December 31, 1998, HCRC was not in compliance with one of the debt covenants in its Subordinated Note agreement which requires HCRC to maintain a minimum level of consolidated net worth. This also resulted in noncompliance with a covenant under HCRC's Credit Agreement. HCRC received waivers of compliance with this covenant as of December 31, 1998 from the Subordinated Note holder and from HCRC's lenders under its Credit Agreement. The Subordinated Note agreement was amended to reduce the required level of net worth. As a result, the obligations under these agreements have been classified as noncurrent liabilities as of December 31, 1998.

During 1997, the Company and its banks amended their Credit Agreement to extend the term date of the line of credit to May 31, 1999. The banks are Morgan Guaranty Trust Company, First Union National Bank and NationsBank of Texas. Under the Credit Agreement, HCRC has a borrowing base of $26,500,000. As of December 31, 1998, the Company had amounts outstanding of $25,500,000. HCRC's unused borrowing base totaled $1,000,000 at March 24, 1999.

Borrowings against the Credit Agreement bear interest, at the option of the Company, at either (i) the banks' Certificate of Deposit rate plus from 1.375% to 1.875%, (ii) the Euro-Dollar rate plus from 1.25% to 1.75% or (iii) the higher of the prime rate of Morgan Guaranty Trust or the sum of one-half of 1% and the Federal funds rate, plus .75%. The applicable interest rate was 6.75% at December 31, 1998. Interest is payable at least quarterly, and quarterly principal payments of $1,594,000 commence May 31, 1999. The Credit Agreement is secured by a first lien on approximately 80% in value of the Company's oil and gas properties.

The borrowing base for the Credit Agreement is redetermined semiannually, and the next redetermination is scheduled for the second quarter of 1999. HCRC anticipates that, because of low oil and gas prices, its lenders will reduce the borrowing base and that HCRC will be required to make a principal payment on its debt. Any required principal payment will reduce the amount available for HCRC's capital budget.

At December 31, 1998, HCRC's debt maturity schedule is as follows.

                         (In thousands)

1999                        $  4,781
2000                           6,375
2001                           6,375
2002                           6,375
2003                           6,594
Thereafter                    19,055
                              ------
  Total                      $49,555

As part of its risk management strategy, HCRC enters into contracts to hedge its interest rate payments related to a portion of its outstanding borrowings under its Credit Agreement. HCRC does not use the hedges for trading purposes, but rather to protect against the volatility of the cash flows under its Credit Agreement, which has a floating interest rate. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.

Approximately one third of the debt hedged in 1998 was subject to a collar agreement with a floor rate of 7.55% and a ceiling rate of 9.85%. All other contracts are interest rate swaps with fixed rates. As of March 24, 1999, HCRC was a party to six contracts with three different counterparties.

The following table provides a summary of HCRC's financial contracts.

                      Amount of             Contract
Period               Debt Hedged           Floor Rate

1996                 $  7,000,000               7.00%
1997                   10,000,000               6.84%
1998                  10,000,000               7.00%
1999                  13,000,000               5.70%
2000                  15,000,000               5.65%
2001                  12,000,000               5.23%
2002                  12,500,000               5.23%
2003                  12,500,000               5.23%
2004                   2,000,000               5.23%


NOTE 7 - CONTRACT SETTLEMENT OBLIGATION

In March 1989, the Company received $2,877,000 as a recoupable take-or-pay settlement on a contract with a gas pipeline. The settlement was recoupable monthly in cash or gas volumes, from April 1992 through March 1996 with a balloon payment due during the first quarter of 1998. A liability was recorded equal to the present value of the settlement discounted at 10.68%, HCRC's estimated borrowing rate at the time of the settlement. At December 31, 1997, the current portion of contract settlement balance consisted of a payment of $1,045,000 net of unaccreted discount of $6,000, which was paid during February 1998.


NOTE 8 - STATEMENT OF CASH FLOWS

Cash paid for interest during 1998, 1997 and 1996 was $3,292,000, $1,434,000 and $1,374,000, respectively. A net cash refund of income tax expense of $336,000 was received during 1998. Cash paid for income taxes during 1997 and 1996 was $1,416,000 and $185,000, respectively.


NOTE 9 - INCOME TAXES

The following is a summary of the income tax provision (benefit):

                                                                 For the Year
                                                             Ended December 31,
                                                     1998              1997            1996
                                                                 (In thousands)

State                                               $  13             $ 369            $ 236
Federal - Current                                    (177)              592               65
          Deferred                                    450              (100)            (350)
                                                     ----              ----             ----
            Total                                   $ 286             $ 861           $  (49)
                                                     ====              ====            =====

Reconciliations of the expected tax at the statutory tax rate to the effective tax are as follows:

                                                                 For the Year
                                                              Ended December 31,
                                                    1998             1997              1996
                                                                (In thousands)

Expected tax expense (benefit) at the
  statutory rate                                  $(6,797)          $ 2,192          $ 2,775
State taxes net of federal benefit                      8               243              156
Change in valuation allowance                       6,859            (1,444)          (3,739)
Other                                                 216              (130)             759
                                                   ------            ------           ------
     Effective tax expense (benefit)              $   286           $   861         $    (49)
                                                   ======            ======          =======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of significant items comprising the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                    1998              1997
                                                    ----              ----

Deferred tax assets:
    Net operating loss carryforward               $ 5,187           $ 2,835
    Capital loss carryforward                       1,763             1,889
    Temporary differences between
      book and tax basis of property                4,110               461
    Minimum tax credit carryforward                   534
                                                ---------
        Total                                      11,594             5,185

    Valuation allowance                           (11,594)           (4,735)
                                                   ------            ------

Net deferred tax asset                        $       -0-          $    450
                                               ==========           =======

The Company's net operating loss carryforwards expire between 2008 and 2013.


NOTE 10 - EMPLOYEE INCENTIVE PLANS

Every year beginning in 1992, the Company's Board of Directors has adopted an incentive plan. Each year the Board of Directors determines the percentage of HCRC's interest in the cash flow from certain wells drilled, recompleted or enhanced during the year allocated to the incentive plan for that year. The specified percentage was 2.75% for 1998 and 2.4% for 1997 and 1996. The specified percentage of cash flow is allocated among certain key employees who are participants in the plan for that year. Each award under the plan (with regard to domestic properties) represents the right to receive for five years a portion of the specified share of the cash flow attributable to qualifying wells included in the plan for that year. In the sixth year after the award, the participants are each paid a share of an amount equal to a specified percentage (80% for 1998, 1997 and 1996) of the remaining net present value of the qualifying wells, and the award for that year terminates. The expenses attributable to the plans were $123,000 in 1998, $400,000 in 1997 and $119,000 in 1996 and are included in general and administrative expense in the accompanying financial statements.

During 1995, the Company adopted a stock option plan covering 159,000 shares of Common Stock and granted options for all of the shares under the plan. The options were granted effective July 1, 1995 at an exercise price of $6.67 per share, which was equal to the fair market value of the Common Stock on the day preceding the date of grant. The options expire on July 1, 2005, unless sooner terminated pursuant to the provisions of the plan. During the years ended December 31, 1998, 1997 and 1996, options to purchase 21,040, 9,270 and 1,500 shares, respectively, were exercised.

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

On May 5, 1998, HCRC granted options to purchase 9,540 shares of Common Stock under its 1997 Stock Option Plan at an exercise price of $15.75 which was equal to the fair market value of the Common Stock on the date of grant. One-third of the options vest immediately, and the remainder vest one-half on the first anniversary of the date of grant and one-half on the second anniversary of the date of grant.

On May 5, 1998, HCRC also granted options to purchase 9,540 shares of Common Stock at an exercise price of $15.75 per share which was equal to the fair market value of the Common Stock on the date of grant. These options were not granted pursuant to a previously existing plan, but are subject to terms and conditions identical to those in HCRC's 1995 Stock Option Plan. One-third of the options vest immediately, and the remainder vest one-half on the first anniversary of the date of grant and one-half on the second anniversary of the date of grant.

A summary of options to purchase HCRC's common stock and the changes therein for the years ended December 31, 1998, 1997 and 1996 follows:

                                    1998                           1997                           1996
                                    ----                           ----                           ----
                                            Weighted                        Weighted                       Weighted
                                            Average                         Average                        Average
                                            Exercise                        Exercise                       Exercise
                             Shares          Price           Shares          Price          Shares          Price

Outstanding at
  beginning of year         307,230          $13.74         157,500          $ 6.67        159,000          $ 6.67
Granted                      19,080           15.75         159,000           20.33
Expired                      (9,540)          20.33
Exercised                   (21,040)           6.67          (9,270)           6.67         (1,500)           6.67
                           --------          ------        --------          ------       --------           -----
Outstanding at
  end of year               295,730          $10.54         307,230          $13.74        157,500          $ 6.67
                            =======           =====         =======           =====        =======           =====

Options exercisable
   at year end              233,190          $19.40         201,230          $10.26        104,500          $ 6.67
                            =======           =====         =======           =====        =======           =====

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation cost has been recognized for options granted by the Company. Had compensation expense for the options granted been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, HCRC's net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below:

                                                            1998                  1997                   1996
                                                            ----                  ----                   ----

Net income (loss):           as reported               $(20,279,000)             $5,585,000            $8,210,000
                             pro forma                  (20,789,000)              4,627,000             8,025,000

Net income (loss) per share - basic:
                             as reported                     $(7.38)                  $2.05                 $3.00
                             pro forma                        (7.57)                   1.70                  2.94

Net income (loss) per share - diluted:
                             as reported                     $(7.38)                  $1.97                 $2.91
                             pro forma                        (7.57)                   1.63                  2.85

The fair value of the options for disclosure purposes was estimated on the date of the grant using the Black-Scholes Model with the following assumptions:

                                       1995 Options      1997 Options     1998 Options
                                       ------------      ------------     ------------

Expected dividend yield                       0%                0%               0%
Expected price volatility                    40%               33%              29%
Risk-free interest rate                      6.2%               6.35%           6.4%
Expected life of options                    10 years           6 years         10 years

NOTE 11 - COMMITMENTS

The Company is a guarantor of 40% of the obligation under the Denver, Colorado office leases which are in the name of HPI. HEP is guarantor of the remaining 60% of the obligation. HPI leases office facilities under an operating lease which expires in June 1999 for approximately $600,000 per year. During February 1999, HPI entered into another lease, for approximately $600,000 per year. The new lease commences upon occupancy, which is expected to be in June or July 1999, and terminates in seven and one-half years.


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


NOTE 13 - INVESTMENT IN AFFILIATED ENTITIES

HCRC accounts for its 19% investment in HEP using the pro rata method of accounting. The following presents summarized financial information for HEP as of and for the years ended December 31, 1998, 1997 and 1996.

     HEP                                1998              1997             1996
     ---                                ----              ----             ----
                                                     (In thousands)

Current assets                      $  23,518         $  22,142        $  20,380
Noncurrent assets                     115,573           109,461          102,412
Current liabilities                    32,240            23,115           21,735
Noncurrent liabilities                 41,431            36,166           33,506
Minority interest                       2,788             3,258            3,336
Revenue                                43,586            45,103           51,066
Net income (loss)                      (13,895)          12,803           15,726

No other individual entity in which HCRC owns an interest comprises in excess of 10% of the revenues, net income (loss) or assets of HCRC.


NOTE 14 - ARBITRATION

In connection with the Demand for Arbitration filed by Arcadia Exploration and Production Company ("Arcadia") with the American Arbitration Association against Hallwood Consolidated Resources Corporation, Hallwood Energy Partners, L.P., E.M. Nominee Partnership Company and Hallwood Consolidated Partners, L.P.
(collectively referred to as "Hallwood"), the arbitrators ruled that the original agreement entered into in August 1997 to purchase oil and gas properties should proceed, with a reduction in the total purchase price of approximately $2,500,000 for title defects. The arbitrators also ruled that Arcadia was not entitled to enforce its claim that Hallwood was required to purchase an additional $8,000,000 in properties and denied Arcadia's claim for attorneys fees. The arbitrators granted Arcadia prejudgment interest on the adjusted purchase price, but an issue exists between Hallwood and Arcadia as to the proper calculation of the limitation which the panel placed on the amount of prejudgment interest. The parties plan to ask the arbitrators to rule on this issue. The Company has accrued $452,000 in its financial statements as of December 31, 1998 in connection with this dispute.

In October 1998, HCRC and its affiliate, HEP, closed the acquisition of oil and gas properties from Arcadia pursuant to the ruling, which included interests in approximately 570 wells, numerous proven and unproven drilling locations, exploration acreage, and 3-D seismic data. HCRC's share of the purchase price was $8,200,000.


NOTE 15 - LEGAL PROCEEDINGS

On April 23, 1992, a lawsuit was filed in the Chancery Court for New Castle County, Delaware, styled Tappe v. Hallwood Consolidated Resources Corporation, Hallwood Consolidated Partners, L. P., Hallwood Oil and Gas, Inc., Hallwood Energy Partners, L. P., and Hallwood Petroleum, Inc. (C. A. No 12536). The lawsuit sought to rescind the conversion of Hallwood Consolidated Partners, L.P. ("HCP") into the Company ("Conversion") and to recover damages in unspecified amounts. In January 1999, the plaintiff and the defendants entered into a joint stipulation of dismissal, with prejudice as to the plaintiff only. The court approved the dismissal.

The Company is involved in other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. The Company believes that its liability, if any, as a result of such proceedings and claims will not materially affect its financial condition or operations.


NOTE 16 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                      December 31, 1998
                                           Carrying               Estimated Fair
                                             Amount                    Value
                                                        (In thousands)

Assets (Liabilities):
  Oil and gas hedge contracts               $      -0-                 $  1,921
  Interest rate hedge contracts                    -0-                     (404)
  Long-term debt                               (49,555)                 (47,659)

The estimated fair value of the oil and gas hedge contracts is determined by multiplying the difference between contract termination prices for oil and gas and the hedge contract price by the quantities under contract. This amount has been discounted using an interest rate that could be available to the Company.

The estimated fair value of the interest rate hedge contracts is computed by the difference between the quoted contract termination interest rate and the contract interest rate by the amounts under contract. This amount has been discounted using an interest rate that could have been available to the Company.

The estimated fair value of long-term debt is computed using interest rates that could be available to the Company for similar instruments with similar terms.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

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

The standardized measure of discounted future net cash flows provides a comparison of the Company's proved oil and gas reserves from year to year. No consideration has been given to future income taxes as of December 31, 1998 because the tax basis of HCRC's oil and gas properties and net operating loss carryforwards exceed future net cash flows. Under the guidelines set forth by the Securities and Exchange Commission, the calculation is performed using year end prices. The oil and gas prices used at December 31, 1998, 1997 and 1996 were $10.00 per bbl and $1.85 per mcf, $16.77 per bbl and $2.20 per mcf and $23.96 per bbl and $3.75 per mcf, respectively, for the Company, including its interest in HEP. Future production costs are based on year end costs and include severance taxes. The present value of future cash inflows is based on a 10% discount rate. The reserve calculations using these December 31, 1998 prices result in 4 million bbls of oil, 87 billion cubic feet of gas and a standardized measure of $84,000,000. This standardized measure is not necessarily representative of the market value of the Company's properties.

HCRC's standardized measure of future net cash flows has been increased by $2,717,000 at December 31, 1998 for the effect of its hedge contracts. This amount represents the difference between year end oil and gas prices and the hedge contract prices multiplied by the quantities under contract, discounted at 10%.



                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                                                RESERVE QUANTITIES
                                                    (Unaudited)
                                                  (In thousands)


                                                                               Gas              Oil
                                                                              (Mcf)            (Bbls)

Proved Reserves:

  Balance, December 31, 1995                                                  53,672             7,645

     Extensions and discoveries                                                1,947               491
     Revisions of previous estimates                                           7,701                (28)
     Sales of reserves in place                                                (1,627)             (160)
     Purchases of reserves in place                                           11,488                70
     Production                                                                (8,280)             (837)
                                                                              -------           -------

  Balance, December 31, 1996                                                    64,901             7,181

     Extensions and discoveries                                                2,894               562
     Revisions of previous estimates                                          15,261             (1,672)
     Sales of reserves in place                                                  (163)               (3)
     Purchases of reserves in place                                              645               168
     Production                                                                (7,963)             (711)
                                                                              -------           -------

  Balance, December 31, 1997                                                  75,575             5,525

     Extensions and discoveries                                                1,363               490
     Revisions of previous estimates                                           (8,515)           (1,858)
     Sales of reserves in place                                                  (297)              (35)
     Purchases of reserves in place                                           29,436               627
     Production                                                               (10,555)             (716)
                                                                              -------           -------

  Balance, December 31, 1998                                                  87,007             4,033
                                                                              ======             =====

Proved Developed Reserves:

  Balance, December 31, 1996                                                  63,044             6,431
                                                                              ======             =====
  Balance, December 31, 1997                                                  73,250             5,080
                                                                              ======             =====
  Balance, December 31, 1998                                                  83,717             3,173
                                                                              ======             =====




                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                             STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                                                    (Unaudited)
                                                  (In thousands)



                                                                                   December 31,
                                                                              -----------------
                                                                      1998             1997              1996
                                                                      ----             ----              ----

Future sales                                                        $215,000         $227,000          $413,000
Future production and development costs                               (94,000)        (100,000)         (158,000)
Provision for income tax*                                                               (8,000)          (30,000)
                                                                ------------          --------          --------
Future cash flows                                                    121,000          119,000           225,000
10% discount to present value                                         (37,000)         (31,000)          (91,000)
                                                                     --------         --------          --------
Standardized measure of discounted future
  net cash flows                                                   $  84,000          $  88,000          $134,000
                                                                    ========           ========           =======


*No consideration has been given to future income taxes as of December 31, 1998 since the tax basis of HCRC's oil and gas properties and net operating loss carryforwards exceed future net cash flows.


                                    HALLWOOD CONSOLIDATED RESOURCES CORPORATION
                      CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                                                    (Unaudited)
                                                  (In thousands)



                                                                          For the Year Ended December 31,
                                                                      1998             1997              1996

Standardized measure of discounted future net cash
  flows at beginning of year                                       $  88,000         $134,000         $  85,000

Sales of oil and gas produced, net of production costs                (17,892)         (20,449)          (22,915)

Net changes in prices and production costs                            (10,359)         (71,933)          46,516

Extensions and discoveries net of future production
  and development costs                                                3,411            5,616             7,011

Changes in estimated future development costs                          (9,542)          (6,480)           (7,292)

Development costs incurred                                             6,904            6,531             8,617

Revisions of previous quantity estimates                              (15,587)          4,688            10,802

Purchases of reserves in place                                        26,316            1,482            17,061

Sales of reserves in place                                               (402)            (162)           (3,707)

Accretion of discount                                                  8,818           13,439             8,513

Net change in income taxes                                             5,825           16,206            (15,332)

Changes in production rates and other                                  (1,492)          5,062               (274)
                                                                     --------        --------           --------

Standardized measure of discounted future
  net cash flows at end of year                                    $  84,000        $  88,000          $134,000
                                                                    ========         ========           =======



ITEM 9     - DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
             DISCLOSURES

None.


                                    PART III


ITEM 10      - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Officers and Key Employees

HCRC does not have any employees. Hallwood Petroleum, Inc. ("HPI"), an affiliate of HCRC, operates the properties and administers the day to day activities of HCRC and its affiliates. On March 24, 1999, HPI had 108 employees. Following are brief biographies of the directors, officers and key employees of HCRC and HPI.

Anthony J. Gumbiner, 54, has served as a director of the HCRC since February 1992. He has also served as Chairman of the Board of Directors of The Hallwood Group Incorporated ("Hallwood Group"), a diversified holding company with real estate, textile products, hotel and energy operations, since 1981 and as Chief Executive Officer of Hallwood Group since April 1984. He has been Chairman of the Board since 1984 and Chief Executive Officer since 1987 of the general partner of HEP. Mr. Gumbiner has also served as Chairman of the Board of Directors and as a director of Hallwood Holdings S.A., a Luxembourg real estate investment company, since March 1984. He has been a director of Hallwood Realty Corporation ("Hallwood Realty"), which is the general partner of Hallwood Realty Partners, L.P., since November 1990. He is a Solicitor of the Supreme Court of Judicature of England.

William L. Guzzetti, 55, has been President and a director of HCRC since May 1991 and of HPI since October 1989, and a director of HPI since August 1989. Mr. Guzzetti is also an Executive Vice President of Hallwood Group and in that capacity may devote a portion of his time to the activities of Hallwood Group, including the management of real estate investments, acquisitions and restructurings of entities controlled by Hallwood Group. He is a director and President of Hallwood Realty and in that capacity may devote a portion of his time to the activities of Hallwood Realty.

Russell P. Meduna, 44, has served as Executive Vice President of HCRC since June 1992 and of HPI since October 1989. Mr. Meduna was Vice President of HPI from April 1989 to October 1989 and Manager of Operations from January 1989 to April 1989. He joined HPI in 1984 as Production Manager. Prior to joining HPI, he was employed by both major and independent oil companies. Mr. Meduna is a registered professional engineer in the States of Colorado and Texas.

Cathleen M. Osborn, 46, has served as Secretary and General Counsel of HCRC since May 1992 and as Vice President since June 1992. She has been Vice President, Secretary and General Counsel of HPI since September 1986. She joined HPI in 1985 as senior staff attorney. Ms. Osborn is a member of the Colorado Bar Association.

Thomas J. Jung, 50, has served as Vice President and Chief Financial Officer of Hallwood G.P., HCRC and HPI since May 1998. From January 1997 until April 1998, he was a Senior Financial Associate with Trinity Petroleum Management, and during that period, he also provided consulting services to other companies involved in the development, financing, management and monetization of tax credits for alternative energy projects. From 1994 to 1996, he was Chief Executive Officer of FAR Gas Acquisitions Corp. From 1986 to 1994, he was Vice President and Chief Financial Officer of NICOR Exploration & Production Company and Reliance Pipeline Company.

Betty J. Dieter, 51, has been Vice President of HPI responsible for domestic operations since January 1995. Her previous positions with HPI have included Operations Manager, Rocky Mountain and Mid-Continent District Manager and Manager for Operations Accounting and Administration. She joined HPI in 1985, and has 26 years experience in accounting and operations, 19 of which are in the oil and gas industry. Ms. Dieter is a Certified Public Accountant.

George Brinkworth, 57, has been Vice President-Exploration and International Division of HPI since August 1994. He became associated with HPI in 1987 when he was President of a joint venture program funded by HPI and two other domestic oil companies. Mr. Brinkworth has 34 years experience with various exploration and production companies, including previous responsibility for operations in the United Kingdom, Spain, Morocco, Egypt and Indonesia. He is a registered geophysicist in the State of California.

William H. Marble, 48, has served as Vice President of HPI since December 1990. His previous positions with HPI have included Texas/Gulf Coast District Manager, Manager of Nonoperated Properties and Chief Engineer. He joined a predecessor general partner of the Partnership in 1984. Mr. Marble is a registered engineer in the State of Colorado and has 24 years oil and gas engineering experience.

Brian M. Troup, 51, has served as a director of HCRC since February 1992. He has been President and Chief Operating Officer of Hallwood Group since April 1986, and he is a director. Mr. Troup has been a director of the general partner of HEP since May 1984. Mr. Troup is a director of Hallwood Holdings S.A. and of Hallwood Realty. He is an associate of the Institute of Bankers in Scotland and a member of the Society of Investment Analysts in the United Kingdom.

John R. Isaac, Jr., 49, has served as a director of HCRC since June 1992. Since October 1997, Mr. Isaac has been Chief Executive Officer and President of Ideas, Inc., a retail consulting company. From February 1996 to October 1997, Mr. Isaac was President and Chief Executive Office of Thorn Americas, Inc., parent of Rent-A-Center USA. From March 1995 until February 1996, Mr. Isaac was President and Chief Operating Officer of Rent-A-Center USA. From February 1991 to February 1995, Mr. Isaac was President and Chief Operating Officer of Everything's A Dollar, a division of Value Merchants, Inc. He was President and Chief Executive Officer of Hallwood Industries Incorporated from August 1987 to October 1991. He was President of Tradevest, Inc., a mail order catalog retailer, from 1986 to 1987, and a Vice President of Service Merchandise Co., Inc., a catalog showroom retailer, from 1981 to 1986.

Jerry A. Lubliner, 43, has served as a director of HCRC since June 1992. Dr. Lubliner is a medical doctor who has been in private practice since 1986. From 1986 to 1988, he was Associate Chief-Sports Medicine at the Hospital for Joint Diseases-Orthopedic Institute in New York. Dr. Lubliner is a Fellow of the American Academy of Orthopedic Surgeons. He is also a director of New York Orthopedics and Sports Medicine, P.C.

Hamilton P. Schrauff, 62, has served as a director of HCRC since September 1996. From March 1997 until June 1998, he was Chief Financial Officer of Burns Controls Company. From March 1996 to January 1997 he was Vice President of
Capital Alliance. From August 1995 to February 1996 he was an independent financial consultant. From October 1991 to August 1995 he was Vice President and Chief Financial Officer of Basic Capital Management, Inc., Syntek Asset Management, Inc., American Realty Trust Investors, Inc., Income Opportunity Realty Trust and Transcontinental Realty Investors, Inc. From October 1991 to February 1994 he was Executive Vice President and Chief Financial Officer of National Income Realty Trust and Vinland Property Trust. From December 1990 to October 1991 he was Vice President Finance-Partnership Investments of Hallwood Group. From October 1980 to October 1990 he was Vice President Finance and Treasurer, and from November 1976 to September 1980 he was Vice President Finance of Texas Oil and Gas Corporation. Mr. Schrauff is a Certified Public Accountant and a Certified Financial Planner. He is a member of the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants and the Financial Executives Institute.

Bill M. Van Meter, 65, has served as a director of HCRC since September 1996. From 1986 until May 1996, Mr. Van Meter was President of the Energy Companies of ONEOK division of ONEOK Inc. From 1958 to 1996, Mr. Van Meter was employed by both major and independent oil companies.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of HCRC and persons who own more than ten percent of the Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent owners are required by SEC regulation to furnish HCRC with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no forms were required for those persons, HCRC believes that, during the year ended December 31, 1998, all officers and directors of the Company and greater than ten-percent beneficial owners complied with applicable filing requirements, except that Mr. Thomas Jung filed his initial statement of beneficial ownership late. Mr. Jung did not beneficially own any Common Stock of HCRC.


ITEM 11      - EXECUTIVE COMPENSATION

General

The Company has no employees. Management services are provided to the Company by HPI, an affiliate of the Company. Employees of HPI perform all duties related to the management of the Company, including the operations of various properties in which the Company owns an interest. The Company is charged for management services by HPI based on an allocation procedure that takes into account the amount of time spent on management, the number of properties owned by the Company and the Company's performance relative to its affiliates. The allocation procedure is applied consistently to all related entities for which HPI performs services. In 1998 the Company reimbursed HPI for approximately $2,376,000 of expenses, of which $442,000 was attributable to compensation paid to executive officers of the Company.

Compensation of Executive Officers

The following table sets forth the compensation to the Chief Executive Officer and each of the four other most highly compensated officers whose compensation paid by HPI exceeded $100,000 (determined for the year ended December 31, 1998).


                                            Summary Compensation Table


                                                                                      Long Term
                                                      Annual Compensation           Compensation
                                                                                     Securities
                                                                                     Underlying           LTIP           All Other
Name & Principal Position               Year       Salary             Bonus         Options/SARs        Payouts        Compensation
-------------------------               ----       ------             -----         ------------        -------        ------------
                                                                                         (#)                                (1)

Anthony J. Gumbiner (2)                 1998   $           0       $        0             0        $         (5)      $        0
   Chief Executive                      1997              0                 0            (3)                 (5)               0
   Officer                              1996        125,000                 0             0                  (5)               0

William L. Guzzetti                     1998         79,038            71,876             0              15,032            1,852
   President and Chief                  1997         82,535            65,677            (3)             24,855            1,919
   Operating Officer                    1996         82,943            60,490             0              14,927            2,314

    Russell P. Meduna                   1998         63,159            43,709             0              15,032            1,852
   Executive Vice                       1997         66,120            50,909            (3)             24,855            1,919
   President                            1996         66,448            46,874             0              14,927            1,827

 Thomas J. Jung                         1998         31,972            26,490            (4)                  0              742
   Vice President and
   Chief Financial Officer

Cathleen M. Osborn                      1998         46,160            32,892             0              10,568            1,852
   Vice President and                   1997         42,697            45,650            (3)             17,472            1,919
   General Counsel                      1996         42,908            28,704             0              10,391            1,827

(1) Employer contribution to 401(k) and a service award of $487 paid to Mr Guzzetti in 1996.

(2) For 1996, Mr. Gumbiner had a Compensation Agreement with HPI. $125,000 of his compensation was allocated to the Company in 1996. The Compensation Agreement terminated effective December 1996. In addition to compensation listed in the table. HPI had a consulting agreement with Hallwood Group for 1996, pursuant to which Hallwood Group received an annual consulting fee of $300,000 from affiliates of HPI. The Company paid approximately $122,000 in 1996 pursuant to this arrangement. During 1997 and 1998, the Company participate in a new financial consulting agreement between HPI and Hallwood Group, pursuant to which Hallwood Group received a fee of $550,000 from affiliates of HPI. The Company paid Hallwood Group approximately $241,000 in 1998 and 1997 for the Company's share of the consulting agreement. The consulting services were provided by HSC Financial Corporation ("HSC Financial"), through the services of Mr. Gumbiner and Mr. Troup, and Hallwood Group paid the annual fee it received to HSC Financial.

(3) Consists of the following options granted in 1997, which have been adjusted for a 3-for-1 split effective in 1997.

                                      Securities Underlying
            Name                         Options/SARs (#)

Anthony J. Gumbiner                            47,700
William L. Guzzetti                            23,850
Russell P. Meduna                              22,260
Cathleen M. Osborn                              9,540

(4) Consists of the following options granted in 1998.

                             Securities Underlying
       Name                    Options/SARs (#)

Thomas J. Jung                        19,080

(5) Payments were made to HSC Financial, with which Mr. Gumbiner is associated, in the amount of $33,479 for 1998, $31,755 in 1997 and $4,474 for 1996.

Option Grants and Exercises in Last Fiscal Year

The following table sets forth the options to purchase Common Stock of the Company granted to executive officers during 1998.

                                   Option/SAR Grants in Last Fiscal Year
                                                                                    Potential Realized Value at
                                                                                    Assumed Annual Rates of
                                                                                    Stock Price Appreciation
                                             Individual Grants                      for  Option  Term  (2)

                        Number of        % of Total
                        Securities      Options/SARs
                        Underlying         Granted      Exercise or                      5%            10%
                       Options/SARs     Employees in     Base Price    Expiration      $25.66         $40.85
       Name            Granted (1)       Fiscal Year     ($/Share)        Date      Share Price    Share Price
       ----            -----------      -------------   -----------    ----------   -----------    -----------

Thomas J. Jung             19,080            100          $15.75        05/05/08      $189,989       $478,936

(1) Options have a ten-year term and vest cumulatively over two years at the rate of 1/3 on the grant date and the 1/3 on first two anniversaries of the grant date. All options vest immediately in the event of certain changes in control of HCRC.

(2) Securities and Exchange Commission Rules require calculation of potential realizable value assuming that the market price of the Common Stock appreciates in value at 5% and 10% annualized rates. At a 5% annualized rate of appreciation, the Common Stock price would be $25.66 at the end of ten years. At a 10% annualized rate of appreciation, the Common Stock price would be $40.85 at the end of ten years. No gain to an executive officer is possible without an appreciation in Common Stock value, which will benefit all holders of Common Stock. The actual value an executive officer may receive depends on market prices for the Common Stock, and there can be no assurance that the amounts reflected will actually be realized.

The following table shows exercises of options to purchase Common Stock during 1998 and the value of the unexercised options on December 31, 1998.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                  Number of Securities
                                                                       Underlying           Value of Unexercised
                                                                       Unexercised               In-the-Money
                                                                      Options/SARs               Options/SARs
                                                                     at FY - End (#)            at FY -End ($)
                              Stock Acquired        Value             Exercisable/               Exercisable/
            Name             on Exercise (#)    Realized ($)        Unexercisable (1)          Unexercisable (2)
            ----             ---------------    ------------        -----------------          -----------------

Anthony J. Gumbiner               4,000           $33,820          75,500 / 15,900                189,221 / 0
William L. Guzzetti                                               39,750 /   7,950                103,271 / 0
Russell P. Meduna                 2,500            21,700         34,600 /   7,420                 85,561 / 0
Cathleen M. Osborn                5,000            42,900         10,900 /   3,180                 19,658 / 0
Thomas J. Jung                                                      6,360 / 12,720                      0 / 0



(1) The options have a ten-year term and vest cumulatively over three years at the rate of 1/3 on each of the date of grant and the first two anniversaries of the grant date. All options vest immediately in the event of certain changes in control of the Company. The number of options has been adjusted to reflect a 3-for-1 stock split effective in 1997.

(2) The exercise price of the options granted in 1995 is $6.67 per share, the exercise price of the options granted in 1997 is $20.33 per share and the exercise price of the options granted in 1998 is $15.75 per share. The closing price of the common stock was $11.00 on December 31, 1998. The exercise prices have been adjusted to reflect a 3-for-1 stock split effective in 1997.

Long-Term Incentive Plan

The following table describes performance units awarded to the executive officers of the Company for 1998 under the incentive Plan (as described below) for the Company and affiliated entities. The value of awards under each plan depends primarily on the Company's success in drilling, completing and achieving production from new wells each year and from certain recompletions and enhancements of existing wells. The amounts shown below are the portion of awards under the plan allocated to the Company.


                            Long-Term Incentive Plan Awards in Last Fiscal Year

                                                             Performance or                Estimated Future
                                          Number of           Other Period             Payouts under Non-Stock
            Name                            Units             Unit Payout               Price-Based Plans (1)
            ----                         -----------        ---------------           -----------------------

Anthony J. Gumbiner(2)                        --                     --                      $       --
William L. Guzzetti                       0.0727                   2003                           8,951
Russell P. Meduna                         0.0727                   2003                           8,951
Cathleen M. Osborn                        0.0545                   2003                           6,710


(1) The amount represents an award under the Incentive Plan. There are no minimum, maximum or target amounts payable under the Incentive Plan. Payments under the awards will be equal to the indicated percentage of Plan net cash flow from certain wells for the first five years after an award and, in the sixth year, the indicated percentage of 80% of the remaining net percent value of estimated future production from the wells allocated to the Plan. The amounts shown above are estimates based on estimated reserve quantities and future prices. Because of the uncertainties inherent in estimating quantities of reserves and prices, it is not possible to predict cash flow or remaining net present value of estimated future production with any degree of certainty.

(2) In addition, an award of .3818 units, with an estimated future payout of $47,010, was made to HSC Financial, with which Mr. Gumbiner is associated. The payout period ends in 2003.

The Incentive Plan for the Company is intended to provide incentive and motivation to HPI's key employees to increase the oil and gas reserves of the various affiliated entities for which HPI provides services and to enhance those entities' ability to attract, motivate and retain key employees and consultants upon whom, in large measure, those entities' success depends.

Under the Incentive Plan, the Board of Directors of the Company (the "Board") annually determines the portion of the Company's collective interests in the cash flow from certain international projects and from domestic wells drilled, recompleted or enhanced during that year (the "Plan Year") which will be allocated to participants in the plan and the participants will receive payment in the sixth year of an award. The portion allocated to participants in the plan is referred to as the Plan Cash Flow. The Board then determines which key employees and consultants may participate in the plan for the Plan Year and allocates the Plan Cash Flow among the participants. Awards under the plan do not represent any actual ownership interest in the wells. Awards are made in the Board's discretion.

Each award under the Incentive Plan represents the right to receive for five years a specified share of the Plan Cash Flow attributable to certain domestic wells drilled, recompleted or enhanced during the Plan Year. In the sixth year afterward, the participant is paid an amount equal to a specified percentage of the remaining net present value of estimated future production from the wells and the award is terminated. Cash flow from international projects, if any, allocated to the Incentive Plan is paid to participants for a 10-year period, with no buy-out for estimated future production.

The awards for the 1998 Plan Year were made in January 1998. No other awards were made in 1998. For the 1998 Plan Year, the Compensation Committee of Hallwood G.P. determined that the total Plan Cash Flow would be equal to 2.75% of the cash flow of the domestic wells completed, recompleted or enhanced during the Plan Year. Accordingly, the value of awards for each Plan Year depends primarily on the Company's success in drilling, completing and achieving production from new wells each year and from certain recompletions and enhancements of existing wells. The Compensation Committee also determined that the participants' interests in eligible domestic wells for the 1998 Plan Year would be purchased in the sixth year at 80% of the remaining net present value of the wells completed in the Plan Year. The Compensation Committee also determined that the total award would be allocated among key employees primarily on the basis of salary, and, to a lesser extent, on the basis of contribution to HCRC's drilling activity.

Director Compensation

Each director of the Company who is not an officer of HCRC or an employee of HPI, is paid an annual fee of $20,000 that is proportionately reduced if the director attends fewer than four regularly scheduled meetings of the Board during the year. During 1998, Messrs. Lubliner, Van Meter and Schrauff were each paid $20,000. In addition, all directors are reimbursed for their expenses in attending meetings of the Board and committees.

Compensation Committee Interlocks and Insider Participation

The Board of Directors of HCRC makes compensation decisions for the Company during the first quarter of each year. Mr. Gumbiner is Chief Executive Officer and serves on the compensation committee of Hallwood Group, of which Mr. Troup is President and Mr. Guzzetti is Executive Vice President. Mr. Gumbiner is Chief Executive Officer and a director, and Mr. Guzzetti is President and a director, of Hallwood Realty. During 1998, Mr. Gumbiner and Mr. Guzzetti served on the compensation committee of Hallwood Realty.

The Company participates in a financial consulting agreement between HPI and Hallwood Group, pursuant to which Hallwood Group furnishes consulting and advisory services to HPI, the Company and their affiliates. Under the terms of this agreement, HPI and its affiliates are obligated to pay Hallwood Group $550,000 per year until June 30, 2000. The agreement automatically renews for successive three year terms; either party may terminate the agreement on not less than 30 days written notice prior to the expiration of any three year term. The financial consulting agreement replaced both a previous financial consulting agreement and a compensation agreement with Mr. Gumbiner. Under the terms of the previous financial consulting agreement, HPI and its affiliates were obligated to pay Hallwood Group three annual payments of $300,000 beginning June 30, 1994, and Hallwood group was obligated to furnish consulting and advisory services to HPI and its affiliates through June 30, 1997. In 1997, the consulting services were provided by HSC Financial Corporation, through the services of Mr. Gumbiner and Mr. Troup, and Hallwood Group paid the annual fee it received to HSC Financial. A fee of approximately $241,000 was paid in 1998 and 1997 and $122,000 was paid in 1996, by the Company pursuant to this arrangement. For 1996, Mr. Gumbiner had a compensation agreement with HPI under which the Company was allocated $125,000 in consulting fees. This agreement was terminated effective December 31, 1996.

The Company reimburses Hallwood Group for expenses incurred on behalf of the Company. The Company reimbursed Hallwood Group for approximately $246,000, $232,000 and $234,000 of expenses during 1998, 1997 and 1996, respectively.

ITEM 12      - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows information, as of March 24, 1999, about any individual, partnership or corporation that is known to Hallwood Consolidated Resources to be the beneficial owner of more than 5% of Hallwood Consolidated Resources Common Stock issued and outstanding and each executive officer and director of Hallwood Consolidated Resources and all executive officers and directors of Hallwood Consolidated Resources as a group.

                                                                  Amount
                                                               Beneficially
                         Name                                      Owned                 Percent of Class

Hallwood Energy Partners, L.P. (1)                              1,374,465(5)                      45.7

Heartland Advisors, Inc. (2)                                      476,500(6)                      15.8

Estate of William Baxter Lee, III (3)                             293,800(7)                       9.8

FMR Corp. (4)                                                     241,550(8)                       8.0

Anthony J. Gumbiner                                              1,449,965(9)(10)                 47.0

William L. Guzzetti                                              1,414,215(9)(10)                 46.4

Russell P. Meduna                                                  34,879(10)                      1.2

Cathleen M. Osborn                                                 10,990(10)                        *

Thomas J. Jung                                                      6,360(10)                        *

Brian M. Troup                                                     53,000(10)                      1.7

Jerry A. Lubliner                                                       -                            -

Hamilton P. Schrauff                                                    -                            -

Bill M. Van Meter                                                       -                            -

John R. Isaac, Jr.                                                      -                            -

All directors and executive officers of                         1,594,944(11)                     49.4
HCRC as a group (10 persons)
----------------------

*      Less than 1%

(1) The address of Hallwood Energy Partners is 4582 S. Ulster Street Parkway, Suite 1700, Denver, Colorado 80237.

(2) The address of Heartland Advisors, Inc. is 790 North Milwaukee Street, Milwaukee, WI 53202.

(3) The address of the Estate of William Baxter Lee, III, is c/o Glankler Brown, PLLC, 1700 One Commerce Sq., Memphis, TN 38103.

(4) The address of FMR Corp. is 82 Devonshire Street, Boston, MA 02109.




(5) Includes 40,323 shares held by Hallwood Oil and Gas, Inc., a subsidiary of Hallwood Energy Partners. Hallwood Energy Partners has sole voting and investment power with respect to the shares reported. The general partner of Hallwood Energy Partners is HEPGP Ltd., a limited partnership, the general partner of which is Hallwood G.P. The executive officers of Hallwood G.P. and Hallwood Consolidated Resources are the same individuals: Anthony J. Gumbiner, William L. Guzzetti, Russell R. Meduna, Cathleen M. Osborn and Thomas J. Jung.

(6) Information is from Amendment No. 6 to the Schedule 13G of Heartland Advisors dated January 26, 1999. The Schedule 13G states that the shares are held in investment advisory accounts of Heartland Advisors, Inc. and that the interests of one such account, Heartland Value Fund, a series of Heartland Group, Inc., a registered investment company, relates to more than 5% of the Common Stock.

(7)    Information is from Schedule 13G filed February 23, 1999.

(8) According to Schedule 13G filed February 12, 1999, Fidelity Management & Research Company is the beneficial owner of the shares and acts as investment adviser to Fidelity Low-Price Stock Fund which owns the shares. Edward C. Johnson 3d, FMR Corp. and Fidelity Low-Price Stock Fund each has sole power to dispose of the shares. The power to vote the shares resides with the Board of Trustees of Fidelity Low-Price Stock Fund.

(9) Includes 1,374,465 shares beneficially owned by Hallwood Energy Partners. Mr. Gumbiner is Chief Executive Officer and Mr. Guzzetti is President and a director of the general partner of the general partner of Hallwood Energy Partners.

(10) The following numbers of shares issuable upon the exercise of currently exercisable options are included in the amounts shown: Mr. Troup, 53,000 shares; Mr. Gumbiner, 75,500 shares; Mr. Guzzetti, 39,750 shares; Mr.
       Meduna, 34,600 shares; Ms. Osborn, 10,900 shares and Mr. Jung 6,360 shares.

(11) Consists of 1,374,465 shares beneficially owned by Hallwood Energy Partners, currently exercisable options to purchase 220,110 shares and 369 shares owned by directors and executive officers.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 - Financial Statements and Supplementary Data (Note 5 to the Financial Statements).



                                    PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Financial Statement Schedules
See Index at Item 8

Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended December 31, 1998.

Exhibits

     (1) 3.1 Restated Certificate of Incorporation of HCRC, as amended through January 21, 1992

     (1) 3.2      Bylaws of HCRC

     (2) 3.3      Amendment to Bylaws of HCRC

     (3) 3.4 Certificate of Amendment of Restated Certificate of Incorporation dated November 9, 1995.

     (7) 3.5 Certificate of Amendment of Restated Certificate of Incorporation, effective August 1, 1997.

     (9) 4.1      Common Stock Purchase Warrant dated December 23, 1997.

     (9) 4.2      Registration Rights Agreement dated as of December 23, 1997.

     (1) 10.1 Agreement of Limited Partnership of Hallwood Consolidated Partners, L.P.(originally, agreement of HCP Acquisition, L.P.)

     (1) 10.5     Management Agreement between Hallwood Petroleum, Inc. and HCRC

     (4) 10.7 Amended and Restated Credit Agreement dated as of March 31, 1995 among HCRC and the Banks listed therein.

     (7) 10.8 Extension of Management Agreement between HCRC and Hallwood Petroleum, Inc. dated May 1, 1997.

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

     (8) 10.16    Amendment No. 1 to Second Amended and Restated Credit
                  Agreement dated as of October 31, 1997.

     (9) 10.17    Subordinated Note and Warrant Purchase Agreement dated as of
                  December 23, 1997.

     (9) 10.18    Amendment No. 2 to Second Amended and Restated Credit
                  Agreement dated as of December 23, 1997.

*    (10)10.19    Option Letter to Thomas Jung dated May 5, 1998

     (10)10.20 Extension of Management Agreement between Hallwood Petroleum, Inc., and HCRC dated May 5, 1998.

     (11)10.21 Merger and Asset Contribution Agreement By and Among Hallwood Energy Corporation, and HEC Acquisition
                  Partnership,   L.P.,  HEC  Acquisition  Corp.,  Hallwood
                  Consolidated   Resources Corporation and HEPGP Ltd. dated as
                  of December 15, 1998.

         10.22 Letter Amendment No. 1 to Subordinated Note and Warrant Purchase Agreement.

     (6) 21       Subsidiaries of Registrant

         23.1     Consent of Deloitte & Touche LLP

         23.2     Consent of Deloitte & Touche LLP

         27       Financial Data Schedule
------------------

(1) Incorporated by reference to the Registrant's Registration Statement No. 33-45729 on Form S-4 filed on February 14, 1992.
(2)      Incorporated  by  reference  to the Annual  Report on Form
         10-K for the year ended December 31, 1992.
(3) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
(4) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
(5) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
(6) Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1995.
(7) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
(8) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
(9) Incorporated by reference to the Annual Report of Form 10-K for the year ended December 31, 1997.
(10)     Incorporated by reference to the Quarterly  Report on Form
         10-Q for the quarter ended June 30, 1998
(11)     Incorporated by reference to Schedule 14A of HCRC dated December 30,
         1998.

         *   Designates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HALLWOOD CONSOLIDATED RESOURCES CORPORATION


Date:  March 24 , 1999              By: /s/William L. Guzzetti
                                           William L. Guzzetti
                                           President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Capacity                           Date



/s/Anthony J. Gumbiner        Chairman of the Board and           March 24, 1999
Anthony J. Gumbiner            Director



/s/Brian M.Troup               Director                           March 24, 1999
Brian M. Troup



/s/John R. Isaac,Jr.           Director                           March 24, 1999
John R. Isaac, Jr.



/s/Jerry A. Lubliner           Director                           March 24, 1999
Jerry A. Lubliner



/s/Hamilton P. Schrauff        Director                           March 24, 1999
Hamilton P. Schrauff



/s/Bill M. Van Meter           Director                           March 24, 1999
Bill M. Van Meter



/s/Thomas J. Jung              Vice President                     March 24, 1999
Thomas J. Jung                Chief Financial Officer
                         (Principal Accounting Officer)

                                                 INDEX TO EXHIBITS


                                                                          Page

Exhibit 10.22 - Letter Amendment No. 1 to Subordinated Note and
         Warrant Purchase Agreement                                        68-72

Exhibit 23.1 - Consent of Deloitte & Touche LLP                               73

Exhibit 23.2 - Consent of Deloitte & Touche LLP                               74